Form 10-Q
period 2016-09-30
GEX MANAGEMENT, INC.
filed 2016-12-07
CIK 1681556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 333-213470

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	56-2428818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12001 N. Central Expressway, Suite 825

Dallas, Texas 75243

(Address of principal executive offices)

(877) 210-4396

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |   | No | X |

As of  December 7, 2016 there were 8,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GEX Management, Inc.

Balance Sheets

ASSETS

	UNAUDITED Sept 30, 2016	Dec 31, 2015
Current Assets:
Cash and Cash Equivalents	$80,774	$2,837
Accounts Receivable	78,442	73,784
Accounts Receivable – Related Party	59,386	2,029
Total Current Assets	218,602	78,650

Property, Plant and Equipment (Net)	1,250	1,683

Note Receivable – Related Party	0	15,500

TOTAL ASSETS	$219,852	95,833

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$15,041	$1,541
Accounts Payable – Related Party	—	137
Accrued Expenses	15,616	29,941
Working Capital Loan	—	75,444
Accrued Interest Payable	16,459	4,404
Total Current Liabilities	47,116	111,467

Non-Current Liabilities
Notes Payable – Related Party	363,187	107,856

TOTAL LIABILITIES	410,303	219,323

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional Paid In Capital	15,862	15,862
Retained Deficit	(214,313)	(147,352)
TOTAL SHAREHOLDERS’ (DEFICIT)	(190,451)	(123,490)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$219,852	95,833

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

Revenues	$31,455	$79,250	$107,703	$252,300
Revenues – Related Party	15,580	(5,933)	262,385	339,615
Total Revenues	47,035	73,317	370,088	591,915

Cost of Revenues	87,833	66,243	196,061	324,123
Gross Profit (Loss)	(40,798)	7,074	174,027	267,792

Operating Expenses
Depreciation	145	—	433	—
Selling and Advertising	2,667	—	2,678	—
General and Administrative	88,796	63,852	203,633	215,304
Total Operating Expenses	91,608	63,852	206,744	215,304

Total Operating Income (Loss)	(132,406)	(56,778)	(32,717)	52,488

Other Income (Expense)
Interest Income	—	—	72	48
Interest (Expense)	(11,130)	(4,249)	(34,316)	(6,625)
Total Other Income (Expense)	(11,130)	(4,249)	(34,244)	(6,577)

Net income (loss) before income taxes	(143,536)	(61,027)	(66,961)	45,911
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(143,536)	$(61,027)	$(66,961)	$45,911

BASIC and DILUTED
Weighted Average Shares Outstanding	8,000,000	8,000,000	8,000,000	8,000,000
Earnings (Loss) per Share	$(0.02)	$(0.01)	$(0.01)	$0.01

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended	Nine Months Ended
	Sept 30, 2016	Sept 30, 2015
Cash Flows (used by) Operating Activities:
Net Income (Loss)	$(66,961)	$45,911
Adjustments to reconcile net income (loss) to net cash
(used by) operating activities:
Depreciation	433	—
Bad debt expense	20,825	—
Changes in assets and liabilities:
Accounts receivable	(25,483)	118,446
Accounts receivable – Related Party	(57,357)	—
Note receivable – related party	15,500	—
Accounts Payable	13,500	(396,423)
Accounts payable – Related Party	(137)	—
Accrued expenses	(14,325)	17,114
Accrued interest payable	12,055	—
Net cash provided (used by) operating activities	(101,950)	(214,952)

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment	—	—
Total from Investing Activities:	—	—

Cash Flows from (used in) Financing Activities:
Proceeds from notes payable – related party	268,527	133,029
Payments on notes payable – related party	(13,196)	—
Proceeds from working capital loan	—	100,000
Payments on working capital loan	(75,444)	(4,121)
Net cash provided (used by) financing activities	179,887	228,908

NET INCREASE IN CASH	77,937	13,596
CASH AT BEGINNING OF PERIOD	2,837	8,005

CASH AT END OF PERIOD	$80,774	$21,961

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	22,261	6,255

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

GEX Management, Inc. (“GEX”, the “Company”, “we”, “our”, “us”) is a Professional Services Company that was originally formed in 2004 as Group Excellence Management, LLC d/b/a MyEasyHQ. The Company converted from a limited liability company to a corporation in March of 2016, and changed its name to GEX Management, Inc. in April of 2016. The Company provides professional services and general business consulting to companies for a variety of their “back office” needs. We generate substantially all of our revenue from the back office services we provide to our customers. A majority of the services we provide to our clients include: IT support, accounting and bookkeeping, human resources, business consultation and optimization and staffing.

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), as well as the applicable regulations and rules of the Securities and Exchange Commission that are applicable to interim financial reporting. This requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and their accompanying notes. The actual results could differ from those estimates.

There have been no significant changes to our accounting policies that have a material impact on our financial statements and accompanying notes.

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2016 or future operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2. FAIR VALUE MEASUREMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair value of financial instruments is based upon quoted market prices where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s credit worthiness, among other things, as well as unobservable parameters.

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Fair Value of Financial Instruments

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of September 30, 2016, the Company had no Level 3 inputs.

NOTE 3. EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share.”  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. The Company has no potentially dilutive common shares.

NOTE 4. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

GEX Management, Inc. has incurred losses since 2014.  Therefore, GEX has no federal tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is $214,313 and $147,352 at September 30, 2016 and December 31, 2015, respectively, all of which is available for carryforward for federal income tax purposes and will expire in fiscal years 2034 to 2036.  At September 30, 2016 and December 31, 2015, the deferred tax asset consisted of the following:

	Sept 30, 2016	Dec 31, 2015
Deferred Tax Asset:
Net Operating (Income) Loss	$72,866	$52,752
Less Valuation Allowance	(72,866)	(52,752)
Net Deferred Tax Asset	$—	$—

The Company has no tax positions at September 30, 2016 and December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2015, 2014, and 2013 are open for examination under Federal Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

NOTE 5. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2016 and December 31, 2015 there were 8,000,000 common shares outstanding.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2016 and December 31, 2015 there were -0- preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

NOTE 6. NOTES PAYABLE

At September 30, 2016 and December 31, 2015 Notes Payable were as follows:

	Sep 30, 2016	Dec 31, 2015
Current Note Payable:
Working Capital Loan, $543.65 for 252 business days,
final payment Sept 13, 2016	$—	$75,444
Non-Current Note Payable:
Note Payable – Related Party, 6% interest rate, $1,000,000
Line of Credit, due March 31, 2019	317,187	107,856
Non-Current Note Payable:
Note Payable- Related Party, 6% interest rate, $500,000
Line of Credit, due March 31, 2019	46,000	—
Total Notes Payable	$363,187	$183,300

NOTE 7. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At the nine months ended September 30, 2016 and year ended December 31, 2015, three customers made up 93% and two customers made up 73% of the Company’s outstanding accounts receivable balance, respectively of which 37% and 0% were related party receivables for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

For the periods ended September 30, 2016 and September 30, 2015 four customers accounted for 87% and four customers accounted for 80% of the Company’s net revenue, respectively of which 71% and 56% were related party revenues for the periods ended September 30, 2016 and 2015, respectively.

NOTE 8. NOTE RECEIVABLE

At September 30, 2016 and December 31, 2015 the Note Receivable was as follows:

	Sep 30, 2016	Dec 31, 2015
Current Notes Receivable:
Note Receivable – Related Party, 6% interest rate, $45,000,
Due date March 31, 2019	$—	$15,500
Total Notes Receivable	$—	$15,500

NOTE 9. RELATED PARTY TRANSACTIONS

Policy on Related Party Transactions

The Company has a formal, written policy that includes procedures intended to ensure compliance with the related party provisions in common practice for public companies. For purposes of the policy, a “related party transaction” is a transaction in which the Company participates and in which a related party (including all of GEX’s directors and executive officers) has a direct or indirect material interest. Any transaction exceeding the 1% threshold, and any transaction involving consulting, financial advisory, legal or accounting services that could impair a director’s independence, must be approved by the Board of Directors. Any related party transaction in which an executive officer or a Director has a personal interest, must be approved by the Board of Directors, following appropriate disclosure of all material aspects of the transaction.

Related Party Transactions

On March 1, 2015 the Company entered into a Loan Agreement with its CEO, Carl Dorvil. Mr. Dorvil agreed to loan the Company up to $1,000,000 at a rate of 6%. This loan has a balance of $317,187 and $107,856 at September 30, 2016 and December 31, 2015, respectively.

On March 1, 2015 the Company entered into a Loan Agreement with P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This loan has a balance of $46,000 and $0 at September 30, 2016 and December 31, 2015 respectively.

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar.

On September 1, 2015 the Company entered into a Promissory Note with Knowledgeable Resources Solutions, LLC (“KRS”) for $45,000 at a rate of 6% in provide financing to KRS to expand its human resources consulting services. A GEX employee and his wife own 100% of KRS. The loan was paid in full in the quarter ended September 30, 2016.

The Company had revenues from related parties of $262,385 and $339,615 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10. GOING CONCERN

As of the date of this report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

NOTE 11. SUBSEQUENT EVENTS

In September 2016, the Company filed a Registration Statement with the U.S. Securities & Exchange Commission on Form S-1 which, when declared effective, would allow the Company to raise a minimum of $300,000 and a maximum of $1,500,000 at $1.50 per share. The Form S-1 was declared effective on November 14, 2016 and since that time the Company has received subscriptions totaling $301,500.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Amendment No. 2 of our Registration Statement previously filed with the Securities and Exchange Commission. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we also encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included in our Amendment No. 2 of our Registration Statement. Unless the context suggests otherwise, references to “GEX,” the “Company,” “we,” “us” and “our” refer to GEX Management, Inc.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those identified below and those discussed in our risk factors disclosed in our Amendment No. 2 of our Registration Statement. All information provided in this report is as of the date of this report and the Company undertakes no duty to update this information except as required by law.

General

GEX Management, Inc. is a Professional Services Company that provides services and general business consulting to companies for a variety of their “back office” needs. We generate substantially all of our revenue from the back office services we provide to our customers. A majority of the services we provide to our clients include: IT support, accounting and bookkeeping, human resources, business consultation and optimization and staffing.

Results of Operations

The three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Revenue

Our revenue for the nine months ended September 30, 2016 was $370,088, compared to $591,915 for the nine months ended September 30, 2015 due primarily to a decrease in customer contracts. Revenue for the three months ended September 30, 2016 was $47,035 compared to $73,317 for the three months ended September 30, 2015.

Cost of Revenues

Cost of revenue decreased to $196,061for the nine months ended September 30, 2016 from $324,123 for the nine months ended September, 2015. This was primarily a result of a decrease in contracted staff due to a decrease in customer contracts. Cost of sales was $87,833 and $66,243 for the three months ended September 30, 2016 and 2015, respectively.

Operating Expense

Total operating expenses for the nine months ended September 30, 2016 were $206,744 compared to the operating cost for the nine months ended September 30, 2015 of $215,304. The decrease was due to the decrease in customer contracts, and subsequently the use of fewer contractors needed to provide various services. Operating expenses were $91,608 and $63,852 for the three months ended September 30, 2016 and 2015, respectively. The increase in expenses was due to an increase in the allowance for uncollectible receivables and one-time costs related to the filing of our Form S-1 with the U.S. Securities & Exchange Commission.

Other Income (Expense)

Other expense for the nine months ended September 30, 2016 consisted of $34,244 interest expense compared to other expense for the nine months ended September 30, 2015 consisting of $6,577 of interest expense. Other income and expense consisted solely of interest expense of $11,130 and $4,249 for the three months ended September 30, 2016 and 2015, respectively. The increase in interest expense was due to the increase in loans obtained by the Company.

Net Income (Loss)

Net loss for the nine months ended September 30, 2016 was $66,961 compared to net income of $45,911 for the nine months ended September 30, 2015. Net loss was $143,536 and $61,027 for the three months ended September 30, 2016 and 2015, respectively.  The losses were due to fewer customer contracts.

Liquidity and Capital Resources

The Company has sufficient cash and liquidity for its operations. The Company has cash of $80,774 at September 30, 2016, due to the collections from accounts receivable. The Company’s cash and liquidity have increased subsequent to the date of the financial statements through the sale of common stock in the Company’s S-1 offering. In September 2016, the Company filed a Registration Statement with the U.S. Securities & Exchange Commission on Form S-1 which, when declared effective, would allow the Company to raise a minimum of $300,000 and a maximum of $1,500,000 at $1.50 per share. The Form S-1 was declared effective on November 14, 2016 and as of November 30, 2016 the Company had received subscriptions totaling $53,999.

The accompanying financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of this quarterly report, there is doubt regarding the Company’s ability to continue as a going concern as we have not generated sufficient cash flows to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Employees

As of September 30, 2016, GEX had 12 full-time employees.

Need for Additional Financing

The Company is uncertain of its ability to generate sufficient liquidity from its operations so the need for additional funding may be necessary.  The Company may sell stock and/or issue additional debt to raise capital to accelerate its growth.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer as of September 30, 2016, and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Amendment No. 2 of our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

A list of exhibits filed with this report is listed in the Index following the signature page, and they are incorporated into this Item 6 by reference.

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEX MANAGEMENT, INC.

By: /s/ Carl Dorvil

Carl Dorvil, Chief Executive Officer

Date:  December 7, 2016

By: /s/ Clayton Carter

Clayton Carter, Chief Financial Officer

Date:  December 7, 2016

