Form 10-K
period 2016-12-31
GEX MANAGEMENT, INC.
filed 2017-03-28
CIK 1681556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

GEX MANAGEMENT, INC.
 (Exact name of registrant as specified in its charter)

Texas	333-213470	56-2428818
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

12001 N. Central Expressway Suite 825 Dallas, Texas 75243
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  877-210-4396

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par value $0.001

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes□ No ☑

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes □ No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No□

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such ﬁles). Yes ☑ No□

Indicate by check mark if disclosure of delinquent ﬁlers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in deﬁnitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	□	Accelerated Filer	□

Non-Accelerated Filer	□	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes □ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2016: N/A

Indicate the number of Shares of outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  As of March 27, 2017, the Registrant had 8,327,155 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	6
Item 2.	Description of Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosures	6

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 8.	Financial Statements and Supplementary Data	10
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A.	Controls and Procedures	10
Item 9B.	Other Information	11

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	11
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13.	Certain Relationship and Related Transactions and Director Independence	15
Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Exhibits and Financial Statement Schedules	15

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  In addition, our past results of operations do not necessarily indicate our future results.

Other sections of this report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed in this Annual Report on Form 10-K.

Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Unless the context otherwise requires, throughout this Annual Report on form 10-K the words “GEX,” “GEX Management,” “the Company,” “we,” “us,” and “our,” refer to GEX Management, Inc.

ITEM 1.  BUSINESS

History and Development of Business

GEX Management, Inc. was originally formed in 2004 as Group Excellence Management, LLC. d/b/a MyEasyHQ. In March of 2016, it was converted from a limited liability company into a corporation and changed its name to GEX Management, Inc. in April of 2016.

Carl Dorvil founded a company called Group Excellence, LLC out of his dorm room at Southern Methodist University in 2004. Group Excellence provided tutoring and mentoring to students with the goal of inspiring kids to achieve excellence. The company quickly grew to more than six hundred employees. Through this rapid growth, midway through 2004, Mr. Dorvil realized that he had two businesses on his hands. One was the tutoring and mentoring business, and the other was the back-office business that was handling the day-to-day operations of his company. This back-office business provided Group Excellence, LLC with human resources, IT, accounting/bookkeeping, social media, payroll, and conducted a majority of the overall operations of the company and became GEX Management. Mr. Dorvil sold his tutoring business, Group Excellence, LLC, in 2011 but continued to own and operate GEX Management, which continued as a Professional Services Company that provided back office support to the tutoring company, as well as third-parties that needed these services. In 2016 GEX restructured its business model in order to provide staffing and back office services in order to expand the Company’s offerings, and to provide the same quality of support that it has for the last twelve years to its clients.

Business Operations

As a Professional Services Company, GEX offers progressive and complete solutions for our customer’s back office and administration needs. These services include: digital marketing and sales, IT support and consultation, accounting and bookkeeping, human resources, general business consulting, staffing and software and billing services specifically for the medical industry. The specific services in each of these categories are further described below:

Digital Marketing and Sales:
·      Marketing Plan Consulting and Development
·      Website Development and Remodel
·      Social Media Marketing Implementation/Optimization
·      Logo and Brand Design
·      Client Relationship Management

IT Support:
·      Email and Server Migration
·      Web-Based Database
·      Web Hosting
·      Hardware Review and Consulting
·      Data Access and Security Solutions
·      Cloud-based Storage Implementation
·      Ongoing Software Maintenance

Accounting and Bookkeeping:
·      Accounts Payable
·      Accounts Receivable
·      Accounting Manual and Policy Review
·      Development of Accounting Control Procedures
·      Paperless Workflow System Implementation
·      Preparation of Financial Statements

General Business Consulting:
·      Strategic Planning
·      Mission Statement and Values Discovery
·      Goal Sessions
·      Company Operation Troubleshooting

Electronic Medical Records (EMR) System:
·      EMR for iPad, Android and Windows
·      Patient Management: Scheduling, Patient Notification, Patient Portal
·      HIPAA Compliant / Meaningful Use Certified for State 1 and 2 / SSL Security
·      Practice Optimization

Medical Billing:
·      Centralized Billing
·      Batch Process Patient Billing
·      Credit Card Processing
·      Track Follow-Up History for the Practice
·      Manage Collections
·      Resolve Accounts Receivable Issues
·      Multi-Stage Reviews for Billing Accuracy

Human Resources and Staffing
·      Employee Staffing and Liability Reduction
·      Web-Based HRIS
·      Performance Evaluation and Discipline System
·      Onboarding and Termination Guidance
·      Consulting on Sensitive HR Issues
·      Paperwork Audit
·      Employee Handbook

Business Strategy

Our objective is to become a leading back office and general business consulting company, and continuously grow our client base. We plan to achieve this objective by continuing to implement our business strategy, which includes the primary elements we discuss below.

Marketing and Sales

Our marketing efforts target small and mid-sized businesses that have the need for the types of services that we provide, but cannot afford full time employees to handle those services. One of our fastest growing customer segments is the marketing and consultancy businesses. The Company began focusing on these industries in its third and fourth quarters because of the need for cost effective staffing and back office solutions due to the cyclical nature of those industries. In the past we have generated a significant amount of our revenues through client referrals and our management’s personal relationships. We plan to continue to grow through these relationships and reach a wider audience through social media advertising and marketing channels to accelerate client and sales growth.

Dependence on Major Customers

We rely heavily on the service contract renewals of our clients. Our management is responsible for developing and maintaining successful long-term relationships with key clients. In 2015 and 2016 we had 4 to 5 main customers that made up approximately 80% of our revenues.

Our Qualifications

Our qualifications include our reputation as a Professional Services Company with specific experience in the back office services general business consulting since 2004.

Industry and Competitors

The back office and employee/employer administration industry, including the Professional Employer Organizations (PEO) and Administrative Services Organizations (ASO), is highly fragmented, resulting in intense competition. Competition affects our ability to succeed in both the market segments we currently serve and new market segments that we may enter in the future. We compete with several large back office and administration companies, as well as PEOs and ASOs that provide the same services we provide, but also provide additional services. These companies may have greater financial, marketing, and other resources than we do. Competition in our industry is based primarily on quality of service to the customer, price, and new and improved innovative services offerings.

Environmental Concerns

As a Professional Service Company, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.

Number of Employees

We have a total of 17 employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

GEX's corporate offices are located at 12001 N. Central Expressway Suite 825, Dallas, Texas.  GEX entered into a lease agreement on September 28th 2016 on this property for a term of 38 months.

ITEM 3.  LEGAL PROCEEDINGS

GEX is not subject to any pending legal proceedings, nor is the Company aware of any material threatened claims against it.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The GEX Common Stock is not currently traded on an exchange.

Shareholders

As of December 31, 2016, there were approximately 36 record holders of the Common Stock.

Dividends

GEX has not paid cash dividends on any class of common equity since its formation.

Use of Proceeds

The Company’s Registration Statement on Form S-1/A (Commission File No. 333-213470) was declared effective by the SEC on November 14, 2016.  We registered a total of 1,000,000 shares of our $0.001 par value common stock for offer and sale by the Company at a price per share of $1.50 (the “Offering”). The Offering has terminated as of March 28, 2017, after sales of 429,074 shares of common stock for aggregate gross proceeds of $643,611. Approximately $13,330 of the proceeds were used to pay legal, accounting, printing and other offering expenses.  All other proceeds raised in the Offering were used, andare intended to be used, for general corporate overhead, additional staffing, marketing/advertising and salaries.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to report selected financial data disclosures as required by item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

GEX Management is a Staffing and Professional Services Company that offers progressive and complete solutions that are unique to our specific customers back office and administration needs.  These services include: digital marketing and sales, IT support and consultation, accounting and bookkeeping, human resources, general business consulting, staffing and software and medical billing services.

Our Strategy

GEX works continuously to expand its service offerings to its clients in order to help them achieve their personal business goals. GEX’s unique approach that allows customized service options for its clients, and its wide array of services that are offered allows GEX to differentiate itself from other back office and administrative companies. GEX also prides itself on constant client interaction to ensure that GEX is providing not only the best support, but the right support to help clients achieve their individual goals. Clients typically will sign a three month service agreement with the Company, and the contract automatically renews until terminated with a 30 day notice by either party.

Critical Accounting Policies

The Company’s financial statements were prepared in conformity with U.S. generally accepted accounting principles.  As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the periods presented.

Revenue Recognition

The Company accounts for its Staffing Solutions revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition for Principal Agent Considerations. The Company’s gross billings to clients include the payroll cost of each employee and a markup computed as a percentage of each worksite employee’s payroll cost. The Company invoices the gross billings concurrently with each periodic payroll of our worksite employees. The aforementioned markup includes pricing components associated with the Company’s estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to the Company’s services.

The Company accounts for Back Office Solutions revenue arrangements that contain multiple deliverables in accordance with ASC 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

●
the delivered item has value to the customer on a stand-alone basis; and

●
if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.

Under FASB ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance. To date, all revenues are recognized after the services are performed, collectability is reasonably assured and the customer is invoiced.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Revenues for the year ended December 31, 2016 and year ended December 31, 2015 were $508,221 and $907,728, respectively. Of that amount, related party revenues were $305,885 and $563,837 for the years ended December 31, 2016 and 2015 respectively. The decrease is due to the focusing on our recent S-1 offering and focusing on marketing to acquire new clients that are not related parties which we believe we will see the benefits in 2017. Over the same time we reduced our reliance on related party revenues.

Cost of Services and Gross Profit

The Company’s gross margin was 24% in 2016 compared to 56% in 2015. The decrease was due to the type of contracts the Company had during the respective years. This is reflective in the decline in sales as well.

Operating Expense

Total operating expenses in the years ended December 31, 2016 and 2015 were $382,097 and $347,946 respectively. The increase reflected certain costs incurred to prepare and file our S-1 offering and other occupancy and administrative costs to position our back-office business for additional clients.  Depreciation was a minor expense and increased from $48 to $577 from the year ended December 31, 2015 to December 31, 2016.

Other income and expense for the years ended December 31, 2016 and 2015 was made up of interest income and interest expense. Interest income was $72 and $48 for the years ended December 31, 2016 and 2015 respectively. Interest expense, which related solely to the interest on our notes payable, was $39,809 and $25,635 for the years ended December 31, 2016 and 2015 respectively.

Net (Loss) Income

Net loss for the year ended December 31, 2016 was $298,839 and a net profit for the year ended December 31, 2015 was $137,796.

Liquidity and Capital Resources

The Company has sufficient cash reserves and liquidity to operate for the next twelve months.

Cash increased by $304,558 from $2,837 at December 31, 2015 to $307,395 at December 31, 2016. The increase was due to the funds we raised in the Company’s S-1 offering, and net loan proceeds [loan proceeds over loan paybacks] of $179,887. The Company raised an additional $282,089 in cash from the offering since December 31, 2016.

Net cash used by operating activities was $236,852 for the year ended December 31, 2016, compared to net cash used by operating activities of $186,737 for the year ended December 31, 2015.  The increase was due to the decrease in sales and the resulting operating loss.

Net cash used in investing activities for fixed assets was $0 and $1,731 in the years ended December 31, 2016 and 2015 respectively.

Net cash from financing activities in the year ended December 31, 2016 came from two sources (a) advances on related party notes payable of $268,527 and (b) sale of common stock of $361,523 in our S-1 offering. The Company also used cash for financing activities to repay related party notes payable of $13,196 and repayment of $75,444 on a working capital loan.

Net cash from financing activities in the year ended December 31, 2015 came from two sources (a) advances on related party notes payable of $466,513 and (b) proceeds from a working capital loan of $100,000. The Company also used cash for financing activities to repay related party notes payable of $358,657 and repayment of $24,556 on the working capital loan.

Liquidity

On December 5, 2016, the Company reached its minimum of $300,000 of its public offering, and the Company has raised a total of $301,500. The Company has determined that the receipt of these funds will support the Company’s operations through the year ended 2018.  Furthermore, the Company has until March 31, 2017 to raise a maximum of $1,500,000 in its offering.  The Company also procured a Letter of Credit in the amount of $85,000 further increasing its capital resources.

Accounts Receivable, Bad Debt Expense and Allowance for Uncollectible Accounts Receivable

Accounts receivables are considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. GEX had $29,918 and $63,043 bad debt expense during the twelve months ended December 31, 2016 and 2015, respectively, and had $41,651 and $11,733 allowance for bad debts at December 31, 2016 and 2015 respectively.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2016 and 2015. The financial statements as of December 31, 2016 and 2015, of the Company included in this Form 10-K have been audited by Heaton & Company, PLLC, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31 2016.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) at December 31, 2016.  Based on its evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.gexmanagement.com and we will post any amendments to, or waivers from, the code of ethics on that website.

The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors, and have been elected to serve through the 2017 annual meeting. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
Carl Dorvil 1114 Newcastle Drive Rockwall, Texas 75032	33	Chairman of The Board CEO/President	October 2004
Clayton Carter 9191 Garland Rd. #1322 Dallas, TX 75243	31	Director Chief Financial Officer	April 2016
Chelsea Christopherson 10931 Stone Canyon Road Apt. 229 Dallas, TX 75230	28	Director Chief Operating Officer	April 2016

Carl Dorvil:

Carl Dorvil, age 33, grew up in Garland, Texas and is the son of Haitian immigrants. Mr. Dorvil graduated from Southern Methodist University (SMU) in 2005 with three majors in Public Policy, Economics, and Psychology, with Distinction. Mr. Dorvil continued his education post undergraduate studies at SMU and received his MBA from the Cox School of Business.  In 2004, he founded Group Excellence, a mentoring and tutoring company, out of his dorm room at SMU. The company started with a $20,000 grant from Texas Instrument Foundation. Since its inception, Group Excellence has provided over 800,000 hours of tutoring to students around the country, and created over 2,000 jobs. In 2011, Mr. Dorvil sold the company to a Dallas-based investor group. Two years later, he bought it back for 10% of the original sale price. After stabilizing the business, Mr. Dorvil converted it into a nonprofit.

In 2010, Mr. Dorvil received the Minority Business Leader Award from the Dallas Business Journal (DBJ) and Group Excellence made it to the Top 100 on SMU's Dallas 100 Fastest-Growing Businesses List.  In 2011, Mr. Dorvil was the youngest-ever honoree on the DBJ’s 40 Under Forty, and Group Excellence was the fifth on the Inc. 500 list of fastest-growing companies in the United States. Mr. Dorvil is a regular contributor to Forbes, with his most recent article being Challenges and Opportunities When Doing Business with the Government.

Mr. Dorvil has served as the Chief Executive Officer and Chairman of the Board of GEX from 2004-present. Mr. Dorvil has also served as a managing partner at P413 Management, LLC, a strategy and consulting firm that focuses on non-profit entities and consulting related to the expansion of corporate community outreach programs, from 2011 to present, and serves as managing Partner at Vicar Capital Partners, LLC, a licensed capital advisory firm, from 2013 to present.

Clayton Carter:

Clayton Carter, age 31, received his Bachelor of Arts in Integrated Marketing and Communications from Pepperdine University. With his extensive knowledge of the public markets and investment-based finance, Mr. Carter served as Chief Executive Officer and Chairman of the Board at Freestone Resources, Inc., an oil and gas technology company, from 2010 to 2015. Mr. Carter’s responsibilities as the CEO of Freestone Resources included the preparation of the quarterly and annual reports, as well as the day-to-day operation of a fully reporting, publicly traded company. In March of 2016 Mr. Carter became the Chief Financial Officer and Director for GEX Management, Inc., and currently serves in these roles.

Chelsea Christopherson:

Chelsea Christopherson, age 28, received her Business Management degree from Dallas Baptist University. Mrs. Christopherson has several years of experience executing operational processes for small cap, growing businesses across a variety of industries. Mrs. Christopherson joined Group Excellence, a tutoring company, in 2010 where she began her career as Human Resources Director in 2012, and became Vice President of Group Excellence in 2013. While serving as Vice President of Group Excellence, Mrs. Christopherson managed a staff of 600 employees, helped build and implement processes to manage a geographically diverse workforce in the midst of unpredictable staffing patterns. Mrs. Christopherson has served as Chief Operating Officer for GEX Management, Inc. from 2014 to present where she oversees all operations of the company and its clients.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that as of the date of this report they were all current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of three members. Our directors serve one-year terms. Our board of directors has affirmatively determined that there are currently no independent directors serving on our board.

Committees of the Board of Directors

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Governance, Compensation and Nominating Committee

We do not have a standing governance, compensation and nominating committee of the Board of Directors. Management has determined not to establish governance, compensation and nominating committee at present because of our limited resources and limited operations do not warrant such a committee or the expense of doing so.

Code of Ethics

The Company has adopted the following code of ethics for officers, directors and employees:

●
Show respect towards others in the workplace
●
Conduct all business activities in a fair and ethical manner
●
Work dutifully and responsibly for the Company’s shareholders and stakeholders

Limitation of Liability of Directors

Pursuant to the Texas Business Organizations Code, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2016 and 2015 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Operating Officer (COO):

The following officers received the following compensation for the years ended December 31, 2016 and 2015. These officers have employment contracts with the Company.

	Year	Salary	Bonus	Stock	Option	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Name and principal position				Awards	Awards

Carl Dorvil, CEO/President	2016 2015	$29,231 $0	None None	None None	None None	None None	None None	None None

Clayton Carter, Chief Financial Officer	2016 2015	$17,370 $0	None None	None None	None None	None None	None None	None None

Chelsea Christopherson, Chief Operating Officer	2016 2015	$30,376 $25,553	None None	None None	None None	None None	None None	None None

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
Carl Dorvil, CEO/President	None	None	None	N/A	N/A	None
Clayton Carter, Chief Financial Officer	None	None	None	N/A	N/A	None
Chelsea Christopherson, Chief Operating Officer	None	None	None	N/A	N/A	None

Employment Agreements

We have employment agreements in place.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED SHAREHOLDER MATTERS

As of December 31, 2016, the following persons are known to own 5% or more of GEX Management's Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned *	Percent of Class
Carl Dorvil, President, CEO and Director	4,926,414	59.78%
Clayton Carter, Chief Financial Officer and Director	1,000,000	12.13%
Chelsea Christopherson, Chief Operating Officer and Director	1,000,000	12.13%
Directors and Officers as a Group	6,926,414	84.04%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 1, 2015 the Company entered into a Loan Agreement with its CEO, Carl Dorvil. Mr. Dorvil agreed to loan the Company up to $1,000,000 at a rate of 6%. As of December 31, 2016 the Company owed $317,187 to Mr. Dorvil. The loan is due and payable on March 31, 2019.

On March 1, 2015 the Company entered into a Loan Agreement P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority interest owner in P413. This loan had a balance of $46,000 and $0 at December 31, 2016 and 2015 respectively. The loan is due and payable on March 31, 2019.

The Company had revenues from related parties of $305,885 and $563,837 for the years ended December 31, 2016 and 2015, respectively.

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported revenues under this Agreement of $38,513 and $7,000 for the years ended December 31, 2016 and 2015 respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported revenues under this Agreement of $101,992 and $93,644 for the years ended December 31, 2016 and 2015 respectively.

On August 1, 2014 the Company entered into an Outsourcing Agreement with Renaissance Global Marketing, LLC (“Renaissance”) to provide back office services to Renaissance. GEX’s CEO, Carl Dorvil was formally a minority member interest owner in Renaissance. The Company reported revenues under this Agreement of $165,380 and $233,836 for the years ended December 31, 2016 and 2015.

The Company performed services for Group Excellence Ltd to provide back office services. At the time of service, a GEX employee controlled Group Excellence Ltd. The Company reported revenues under this Agreement of $0 and $227,602 for the years ended December 31, 2016 and 2015.

The Company also had other related party revenues of $1,755 in 2015 with Dynasty Spirits, a company associated with a former employee.

In 2004, upon the formation of the Company, our President Carl Dorvil, received 100% of the membership interests which were converted to 8,000,000 shares upon conversion to a corporation. In April 2016, the President sold 3,073,586 shares of his holdings to sixteen key people pursuant to the so-called Section 4(a)(1-½) exemption. Each investor had access to counsel, access to the books and records of the company, in addition to restrictions on transfer, acquired for investment and not resale, and stamped with a restrictive legend stating that the shares are not registered under the Securities Act of 1933 and are restricted securities as that term is defined under Rule 144, as well as other representations and warranties.

On September 1, 2015 the Company entered into a Promissory Note with Knowledgeable Resources Solutions, LLC (“KRS”) for $45,000 at a rate of 6% in provide financing to KRS to expand its human resources consulting services. A GEX employee and his wife own 100% of KRS. The loan was paid in full in the quarter ended September 30, 2016.

The Company entered into a Consulting Agreements with Capital Financial Consultants, Inc. for $30,000 and $45,000 for the year ended December 31, 2016. A GEX officer’s family member owns Capital Financial Consultants, Inc. As of December 31, 2015 and 2016 the balance payable under the two agreements to CFC was $0 and $45,000, respectively.

The Company does not have any independent directors serving on the board of directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2016 and 2015 was $21,000 and 0.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEX Management, Inc.

By:	/s/ Clayton Carter,
Clayton Carter,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name	Title	Date

By: /s/ Carl Dorvil	President, Chief Executive Officer and Chairman of the Board	March 28, 2017
Carl Dorvil

By: /s/ Clayton Carter	Chief Financial Officer, Director	March 28, 2017
Clayton Carter

By: /s/ Chelsea Christopherson	Chief Operations Officer, Director	March 28, 2017
Chelsea Christopherson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
GEX Management, Inc.

We have audited the accompanying balance sheets of GEX Management, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholdersí equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GEX Management, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Heaton & Company, PLLC
Farmington, Utah
March 27, 2017

GEX Management, Inc.
Balance Sheets
December 31, 2016 and 2015

ASSETS

	Dec 31, 2016	Dec 31, 2015

Current Assets:
Cash and Cash Equivalents	$307,395	$2,837
Accounts Receivable, net	100,820	73,784
Accounts Receivable – Related Party	23,500	2,029
Other Current Assets	959	---
Total Current Assets	432,674	78,650

Property, Plant and Equipment (Net)	1,106	1,683

Note Receivable – Related Party	-	15,500

TOTAL ASSETS	$433,780	$95,833

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$3,832	$1,541
Accounts Payable – Related Party	—	137
Accrued Expenses	60,615	29,941
Accrued Expenses – Related Party	45,000	—
Working Capital Loan	—	75,444
Accrued Interest Payable	21,952	4,404
Total Current Liabilities	131,399	111,467

Non-Current Liabilities
Notes Payable – Related Party	363,187	107,856

TOTAL LIABILITIES	494,586	219,323

SHAREHOLDERS’ (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 8,241,015 and 8,000,000 shares issued and
outstanding	8,241	8,000
Additional Paid In Capital	377,144	15,862
Retained Deficit	(446,191)	(147,352)
TOTAL SHAREHOLDERS’ (DEFICIT)	(60,806)	(123,490)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$433,780	$95,833

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Statements of Operations
Twelve Months Ended December 31, 2016 and 2015

	Twelve Months Ended Dec 31, 2016	Twelve Months Ended Dec 31, 2015

Revenues	$202,336	$343,891
Revenues – Related Party	305,885	563,837
Total Revenues	508,221	907,728

Cost of Revenues	385,226	396,399
Gross Profit (Loss)	122,995	511,329

Operating Expenses
Depreciation	577	48
Selling and Advertising	36,226	63,043
General and Administrative	345,294	284,855
Total Operating Expenses	382,097	347,946

Total Operating Income (Loss)	(259,102)	52,488

Other Income (Expense)
Interest Income	72	48
Interest (Expense)	(39,809)	(25,635)
Total Other Income (Expense)	(39,737)	(25,587)

Net income (loss) before income taxes	(298,839)	137,796
Provision for income taxes	—	—

NET INCOME (LOSS)	$(298,839)	$137,796

BASIC and DILUTED
Weighted Average Shares Outstanding	8,015,261	8,000,000
Earnings (Loss) per Share	$(0.04)	$0.02

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Statement of Changes in Shareholders’ Equity (Deficit)
Twelve Months Ended December 31, 2016 and 2015

	Preferred		Common		Additional Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2014	-	$-	8,000,000	$8,000	$15,862	$(285,148)	$(261,286)

Net Income (Loss)						137,796	137,796
Balance, December 31, 2015	-	-	8,000,000	8,000	15,862	(147,352)	(123,490)

Sale of Common Shares for Cash			241,015	241	361,282		361,523
Net Income (Loss)						(298,839)	(298,839)
Balance, December 31, 2016	-	$-	8,241,015	$8,241	$377,144	$(446,191)	$(60,806)

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Statements of Cash Flow
Twelve Months Ended December 31, 2016 and 2015

	Twelve Months Ended	Twelve Months Ended
	Dec 31, 2016	Dec 31, 2015
Cash Flows (used by) Operating Activities:
Net Income (Loss)	$(298,839)	$137,796
Adjustments to reconcile net income (loss) to net cash
(used by) operating activities:
Depreciation	577	48
Bad debt expense	29,918	63,043
Changes in assets and liabilities:
Accounts receivable	(56,954)	43,591
Accounts receivable – Related Party	(21,471)	21,011
Other current assets	(959)	_
Note receivable – related party	15,500	(15,500)
Accounts Payable	2,291	(463,662)
Accounts payable – Related Party	(137)	341
Accrued expenses	30,674	22,191
Accrued expenses – Related Party	45,000	—
Accrued interest payable	17,548	4,404
Net cash provided (used by) operating activities	(236,852)	(186,737)

Cash Flows from (used in) Investing Activities:
Purchase of property, plant and equipment	—	(1,731)
Total from Investing Activities:	—	(1,731)

Cash Flows from (used in) Financing Activities:
Proceeds from sale of common stock	361,523	—
Proceeds from notes payable – related party	268,527	466,513
Payments on notes payable – related party	(13,196)	(358,657)
Proceeds from working capital loan	—	100,000
Payments on working capital loan	(75,444)	(24,556)
Net cash provided (used by) financing activities	541,410	183,300

NET INCREASE IN CASH	304,558	(5,168)
CASH AT BEGINNING OF PERIOD	2,837	8,005

CASH AT END OF PERIOD	$307,395	$2,837

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$22,261	$25,635

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Notes to Financial Statements
December 31, 2016

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

GEX Management, Inc. (“GEX”, the “Company”, “we”, “our”, “us”) is a Professional Services Company that was originally formed in 2004 as Group Excellence Management, LLC d/b/a MyEasyHQ. The Company converted from a limited liability company to a corporation in March of 2016, and changed its name to GEX Management, Inc. in April of 2016. The Company provides professional services and general business consulting to companies for a variety of their “back office” needs. We generate substantially all of our revenue from the professional services we provide to our customers. A majority of the services we provide to our clients include: IT support, digital marketing and sales, accounting and bookkeeping, human resources, business consultation and optimization and staffing.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short term investments with original maturities of three months or less. The Company maintains deposits in a financial institution which provides Federal Deposit Insurance Corporation coverage for interest bearing and non-interest bearing transaction accounts of up to $250,000.  At December 31, 2016, none of the Company’s cash was in excess of federally insured limits.

Revenue Recognition

The Company accounts for its Staffing Solutions revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition for Principal Agent Considerations. The Company’s gross billings to clients include the payroll cost of each employee and a markup computed as a percentage of each worksite employee’s payroll cost. The Company invoices the gross billings concurrently with each periodic payroll of our worksite employees. The aforementioned markup includes pricing components associated with the Company’s estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to the Company’s services.

The Company accounts for Back Office Solutions revenue arrangements that contain multiple deliverables in accordance with ASC 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

●
the delivered item has value to the customer on a stand-alone basis; and

●
if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.

Under FASB ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance. To date, all revenues are recognized after the services are performed, collectability is reasonably assured and the customer is invoiced.

Income Taxes

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Accounts Receivable

Accounts Receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally unsecured and such amounts are generally due within 30 to 45 days after the date of the invoice.  Accounts Receivable is carried at their face amount, less an allowance for doubtful accounts.   GEX’s policy is generally not to charge interest on receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fair Value Measurements

ASC Topic 820, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s credit worthiness, among other things, as well as unobservable parameters.

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

As of December 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. As of these dates, the Company had no Level 3 inputs.

Property, Plant and Equipment

Property, Plant and Equipment are carried at the cost of acquisition or construction, and are depreciated over the estimated useful lives of the assets. Assets acquired in a business combination are stated at estimated fair value. Costs associated with repair and maintenance are expensed as they are incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are in operating income. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Office Furniture & Equipment	5 Years

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”.  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Potentially dilutive common shares are additional common shares assumed to be exercised.  The Company has no potentially dilutive common shares.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2. INCOME TAXES

GEX Management, Inc. has incurred losses since 2014.  Therefore, GEX has no federal tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is $377,121 and $78,282 at December 31, 2016 and 2015, respectively, all of which is available for carryforward for federal income tax purposes and will expire in fiscal years 2034 to 2036.  At December 31, 2016 and December 31, 2015, the deferred tax asset consisted of the following:

	Dec 31, 2016	Dec 31, 2015
Deferred Tax Asset:
Net Operating (Income) Loss	$128,221	$26,616
Less Valuation Allowance	(128,221)	(26,616)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance of $101,605 is due to the Company’s net loss of $298,839 during the year ended December 31, 2016.

The Company has no tax positions at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2016, 2015, and 2014 are open for examination under Federal Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

NOTE 3. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2016 and December 31, 2015 there were 8,241,015 and 8,000,000 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2016 and December 31, 2015 there were -0- preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

NOTE 4. NOTES PAYABLE

At December 31, 2016 and December 31, 2015 Notes Payable were as follows:

	Dec 31, 2016	Dec 31, 2015
Current Note Payable:
Working Capital Loan, $544 for 252 business days,
final payment Sept 13, 2016	$-	$75,444
Non-Current Note Payable:
Note Payable – Related Party, 6% interest rate, $1,000,000
Line of Credit, due March 31, 2019	317,187	107,856
Non-Current Note Payable:
Note Payable- Related Party, 6% interest rate, $500,000
Line of Credit, due March 31, 2019	46,000	—
Total Notes Payable	$363,187	$183,300

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

Accounts receivables are considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. GEX had $29,918 and $63,043 bad debt expense during the twelve months ended December 31, 2016 and 2015, respectively, and had $41,651 and $11,733 allowance for bad debts at December 31, 2016 and 2015 respectively.

At the periods ended December 31, 2016 and 2015, four customers made up 92% and three customers made up 70% of the Company’s outstanding accounts receivable balance, respectively of which 19% and 0% were related party receivables for the years ended December 31, 2016 and 2015, respectively.

For the periods ended December 31, 2016 and December 31, 2015 four customers accounted for 80% and five customers accounted for 83% of the Company’s net revenue, respectively of which 60% and 61% were related party revenues for the periods ended December 31, 2016 and 2015, respectively. Management believes the credit risk is minimal.

NOTE 6. NOTE RECEIVABLE

At December 31, 2016 and December 31, 2015 the Note Receivable was as follows:

	Dec 31, 2016	Dec 31, 2015
Current Notes Receivable:
Note Receivable – Related Party, 6% interest rate, $45,000,
Due date March 31, 2019	$-	$15,500
Total Notes Receivable	$-	$15,500

NOTE 7. COMMITMENTS AND CONTINGENCIES

In September 2016, the Company entered into a 38 month lease agreement starting October 2016 for its 2,920 square foot corporate office, under which the first two months were credited.  The Company paid rent expense of $5,232 related to this lease for the period ended December 31, 2016.

The Company has a month-to-month lease of $2,000 per month on a satellite office space of which the Company recorded $10,000 in rent expense in 2016. In addition to the two leases above, the Company paid $28,258 in rent expense prior to signing the 38 month lease described above.

The following are the minimum lease obligations under the 38 month lease:

Year	Amount
2017	$ 62,902
2018	64,362
2019	60,225
Total	$ 187,489

NOTE 8. RELATED PARTY TRANSACTIONS

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

Related Party Transactions

On March 1, 2015 the Company entered into a Loan Agreement with its CEO, Carl Dorvil. Mr. Dorvil agreed to loan the Company up to $1,000,000 at a rate of 6%. This loan has a balance of $317,187 and $107,856 at December 31, 2016 and December 31, 2015, respectively. The loan is due and payable on March 31, 2019.

On March 1, 2015, the Company entered into a Loan Agreement with P413 Management, LLC (“P413”). P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This loan has a balance of $46,000 and $0 at December 31, 2016 and December 31, 2015, respectively. The loan is due and payable on March 31, 2019.

The Company had revenues from related parties of $305,885 and $563,837 for the years ended December 31, 2016 and 2015, respectively.

On March 1, 2015, the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported revenues under this Agreement of $38,513 and $7,000 for the years ended December 31, 2016 and 2015 respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported revenues under this Agreement of $101,992 and $93,644 for the years ended December 31, 2016 and 2015 respectively. As of December 31, 2016 and 2015 Vicar had an outstanding balance owed to the Company of $23,500 and $1,894, respectively.

On August 1, 2014 the Company entered into an Outsourcing Agreement with Renaissance Global Marketing, LLC (“Renaissance”) to provide back office services to Renaissance. GEX’s CEO, Carl Dorvil was formally a minority member interest owner in Renaissance. The Company reported revenues under this Agreement of $165,380 and $233,836 for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015 Renaissance had an outstanding balance owed to the Company of $0 and $135, respectively.

The Company performed services for Group Excellence Ltd to provide back office services. At the time of service, a GEX employee controlled Group Excellence Ltd. The Company reported revenues under this Agreement of $0 and $227,602 for the years ended December 31, 2016 and 2015.

The Company also had other related party revenues of $1,755 in 2015 with Dynasty Spirits, a company associated with a former employee.

On September 1, 2015 the Company entered into a Promissory Note with Knowledgeable Resources Solutions, LLC (“KRS”) for $45,000 at a rate of 6% in provide financing to KRS to expand its human resources consulting services. A GEX employee and his wife own 100% of KRS. The loan was paid in full in the quarter ended September 30, 2016.

The Company entered into a Consulting Agreement with Capital Financial Consultants, Inc. for $30,000 and $45,000 for the year ended December 31, 2016. A GEX officer’s family member owns Capital Financial Consultants, Inc. As of December 31, 2015 and 2016 the balance payable under the two agreements to CFC was $0 and $45,000, respectively.

NOTE 9. SUBSEQUENT EVENTS

The Company filed Form S-1 with the Securities & Exchange Commission and it was declared effective on November 14, 2016. Since December 31, 2016, the Company sold 188,059 shares for $282,089, for a total to date of 429,074 shares for $643,611 under this registration statement.

The Company obtained its Professional Employment Organization license from the State of Texas on January 28, 2017 and from the State of Arkansas on February 27, 2017. These licenses allows GEX to co-employ individuals that work at other companies for the purpose of handling their payroll, human resources, benefits administration, as well as other administrative duties.

On March 9, 2017 the Company entered into Sales and Commission Agreement with a sales consultant. Pursuant to this Agreement the Company issued 33,334 shares of common stock restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

On March 9, 2017 the Company entered into a Contract Purchase Agreement with J&M Outsourcing, in which GEX purchased two Client Service Agreements consisting of approximately 200 employee co-employment relationships that transfer to GEX.