Form 10-Q
period 2017-03-31
GEX MANAGEMENT, INC.
filed 2017-05-12
CIK 1681556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |   | No | X |

As of May 12, 2017 there were 8,462,408 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GEX Management, Inc.

Balance Sheets

March 31, 2017 and December 31, 2016

ASSETS

	Mar 31, 2017	Dec 31, 2016
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$304,484	$307,395
Accounts Receivable, net	53,617	100,820
Accounts Receivable – Related Party	23,179	23,500
Other Current Assets	—	959
Total Current Assets	381,280	432,674

Property, Plant and Equipment (Net)	962	1,106

Other Assets	37,500	—

TOTAL ASSETS	$419,742	$433,780

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$9,909	$3,832
Accrued Expenses	41,181	60,615
Accrued Expenses – Related Party	22,500	45,000
Accrued Interest Payable	27,325	21,952
Total Current Liabilities	100,915	131,399

Non-Current Liabilities
Notes Payable – Related Party	363,187	363,187

TOTAL LIABILITIES	464,102	494,586

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 8,462,408 and 8,241,15 shares issued and
Outstanding as March 31, 2017 and December 31, 2016, respectively	8,462	8,241
Additional Paid In Capital	709,011	377,144
Retained Deficit	(761,833)	(446,191)
TOTAL SHAREHOLDERS’ (DEFICIT)	(44,360)	(60,806)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$419,742	$433,780

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.

Statements of Operations

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenues	$150,640	$36,743
Revenues – Related Party	20,000	46,950
Total Revenues	179,640	83,693

Cost of Revenues	298,650	43,072
Gross Profit (Loss)	(128,010)	40,621

Operating Expenses
Depreciation	144	144
Selling and Advertising	10,327	1,773
General and Administrative	171,788	56,924
Total Operating Expenses	182,259	58,841

Total Operating Income (Loss)	(310,269)	(18,220)

Other Income (Expense)
Interest Income	—	48
Interest (Expense)	(5,373)	(12,337)
Total Other Income (Expense)	(5,373)	(12,289)

Net income (loss) before income taxes	(315,642)	(30,509)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(315,642)	$(30,509)

BASIC and DILUTED
Weighted Average Shares Outstanding	8,299,599	8,000,000
Earnings (Loss) per Share	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.

Statements of Cash Flow

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended
	Mar 31, 2017	Mar 31, 2015
Cash Flows (used by) Operating Activities:
Net Income (Loss)	$(315,642)	$33,815
Adjustments to reconcile net income (loss) to net cash
(used by) operating activities:
Depreciation	144	144
Shares Issued for Services	50,000	—
Changes in assets and liabilities:
Accounts receivable	47,203	(48,851)
Accounts receivable – Related Party	321	(22,882)
Other current assets	959	—
Note receivable – related party	—	(16,500)
Accounts Payable	6,077	—
Accounts payable – Related Party	—	(137)
Accrued expenses	19,434	(31,371)
Accrued expenses – Related Party	(22,500)	—
Accrued interest payable	5,373	2,222
Net cash provided (used by) operating activities	(247,499)	(83,560)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	(37,500)	—
Total from Investing Activities:	(37,500)	—

Cash Flows from (used in) Financing Activities:
Proceeds from sale of common stock	282,088	—
Proceeds from notes payable – related party	—	10,000
Proceeds from working capital loan	—	96,194
Payments on working capital loan	—	(23,592)
Net cash provided (used by) financing activities	282,088	82,602

NET INCREASE IN CASH	(2,911)	(958)
CASH AT BEGINNING OF PERIOD	307,395	2,837

CASH AT END OF PERIOD	$304,484	$1,879

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$5,373	$12,337

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.

Notes to Financial Statements

March 31, 2017

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

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), as well as the applicable regulations and rules of the Securities and Exchange Commission that are applicable to interim financial reporting. This requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and their accompanying notes. The actual results could differ from those estimates. Management has made all adjustments necessary so that the financial statements are presented fairly in all material respects.

There have been no significant changes to our accounting policies that have a material impact on our financial statements and accompanying notes.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2017 or future operations. These interim financial statements are condensed and should be read in conjunction with the company’s latest annual report on Form 10-K and interim disclosures generally do not repeat those in the annual statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) in May 2014. ASU No. 2014-09 outlines a single, comprehensive revenue recognition model for revenue derived from contracts with customers and it supersedes the most current revenue recognition guidance. This includes current guidance that is industry-specific. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. GEX plans to adopt ASU 2014-09 effective January 1, 2018. We intend to use the modified retrospective method. Since we intend to use the modified retrospective method, the guidance will be applied to only our most current period presented in the financial statements. We will continue to analyze this model, but we expect our revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09. Furthermore, we do not anticipate significant changes will result in our business relating to the adoption of ASU 2014-09.

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

As of March 31, 2017, the Company had no Level 3 inputs.

NOTE 3. OTHER ASSETS

On March 9, 2017 GEX entered into a Contract Purchase Agreement with another Professional Employer Organization for the purchase of three client service agreements. Under the terms of this Agreement, GEX paid $37,500 in cash. The cost of the Contract Purchase Agreement will be amortized over thirty-six months, the term of the contract, starting in April 2017.

NOTE 4. EARNINGS PER SHARE

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

NOTE 5. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

GEX Management, Inc. has incurred losses since 2014.  Therefore, GEX has no federal tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is $761,833 and $377,121 at March 31, 2017 and December 31, 2016, respectively, all of which is available for carryforward for federal income tax purposes and will expire in fiscal years 2034 to 2036.  At March 31, 2017 and December 31, 2016, the deferred tax asset consisted of the following:

	Mar 31, 2017	Dec 31, 2016
Deferred Tax Asset:
Net Operating (Income) Loss	$259,023	$128,221
Less Valuation Allowance	(259,023)	(128,221)
Net Deferred Tax Asset	$—	$—

The Company has no tax positions at March 31, 2017 and December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2016, 2015, and 2014 are open for examination under Federal Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

NOTE 6. STOCKHOLDERS’ EQUITY

The Company filed Form S-1 with the Securities & Exchange Commission and it was declared effective on November 14, 2016 under which the Company sold 188,059 shares for $282,089 in the three months ended March 31, 2017 under this registration statement.

On March 9, 2017 GEX entered into a Sales and Commission Agreement with a sales consultant.  In accordance with the terms and conditions of the Sales and Commission Agreement, GEX issued 33,334 shares of the Company's common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended, at a cost basis of $1.50 per share.

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2017 and December 31, 2016 there were 8,462,408 and 8,241,015 common shares outstanding respectively.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2017 and December 31, 2016 there were 0 preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

NOTE 7. NOTES PAYABLE

At March 31, 2017 and December 31, 2016 Notes Payable were as follows:

	Mar 31, 2017	Dec 31, 2016
Non-Current Note Payable:
Note Payable – Related Party, 6% interest rate, $1,000,000
Line of Credit, due March 31, 2019	317,187	317,187
Non-Current Note Payable:
Note Payable- Related Party, 6% interest rate, $500,000
Line of Credit, due March 31, 2019	46,000	46,000
Total Notes Payable	$363,187	$363,187

NOTE 8. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At the three months ended March 31, 2017 and year ended December 31, 2016, three customers made up 90% and four customers made up 92% of the Company’s outstanding accounts receivable balance, respectively of which 0% and 19% were related party receivables for the three months ended March 31, 2017 and year ended December 31, 2016, respectively.

For the periods ended March 31, 2017 and March 31, 2016 three customers accounted for 92% and three customers accounted for 85% of the Company’s net revenue, respectively of which 12% and 49% were related party revenues for the periods ended March 31, 2017 and 2016, respectively.

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

Related Party Transactions

On March 1, 2015 the Company entered into a Loan Agreement with its CEO, Carl Dorvil. Mr. Dorvil agreed to loan the Company up to $1,000,000 at a rate of 6%. This loan has a balance of $317,187 and $317,187 at March 31, 2017 and December 31, 2016, respectively.

On March 1, 2015 the Company entered into a Loan Agreement with P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This loan has a balance of $46,000 and $46,000 at March 31, 2017 and December 31, 2016, respectively.

The Company had revenues from related parties of $20,000 and $46,950 for the three months ended March 31, 2017 and 2016, respectively.

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported revenues under this Agreement of $0 and $0 for the three months ended March 31, 2017 and 2016, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported revenues under this Agreement of $20,000 and $21,150 for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2016 the Company performed back office services for Diversity In Promotions in the amount of $6,000.

On August 1, 2014 the Company entered into an Outsourcing Agreement with Renaissance Global Marketing, LLC (“Renaissance”) to provide back office services to Renaissance. GEX’s CEO, Carl Dorvil was formally a minority member interest owner in Renaissance. The Company reported revenues under this Agreement of $1,116 and $19,800 for the three months ended March 31, 2017 and 2016. The Company ceased being a related party in 2016.

The Company entered into a Consulting Agreement with Capital Financial Consultants, Inc. for $30,000 and $45,000 for the year ended December 31, 2016. A GEX officer’s family member owns Capital Financial Consultants, Inc. As of March 31, 2017 and 2016 the balance payable under the two agreements to CFC was $22,500 and $45,000, respectively.

NOTE 10. SUBSEQUENT EVENTS

GEX Staffing, LLC (GEX Staffing), a wholly owned subsidiary of GEX Management, Inc. was formed with the intent to operate our staffing operations and we intend to transfer GEX Management’s current staffing agreements to it by June 30, 2017. As of the date of this report, no operations have occurred in GEX Staffing, nor have any contracts been transferred or assigned to it.

On May 5, 2017 FINRA issued the symbol GXXM to GEX Management, Inc.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Form 10-K for the year ended December 31, 2016.

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

Results of Operations

The three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue

Our revenue for the three months ended March 31, 2017 was $179,640, compared to $83,693 for the three months ended March 31, 2016 due primarily to an increase in customer contracts relating to its temporary staffing services.

Cost of Revenues

Cost of revenue increased to $298,650 for the three months ended March 31, 2017 from $43,072 for the three months ended March 31, 2016. This was primarily due to two reasons. Firstly, an increase in contracted staff due to an increase in customer contracts for staffing services, and secondly, a buildup of infrastructure and personnel in anticipation of growth.

Operating Expense

Total operating expenses for the three months ended March 31, 2017 were $182,259 compared to the operating cost for the three months ended March 31, 2016 of $58,841. The increase was due to the anticipation of growth and the increased spending on infrastructure including personnel.

Other Income (Expense)

Other expense for the three months ended March 31, 2017 consisted totally of interest expense of $5,373 compared to other expense for the three months ended March 31, 2016 of $12,289 consisting of interest income of $48 and interest expense of $12,337.

Net Income (Loss)

Net loss for the three months ended March 31, 2017 was $315,642 compared to a net loss of $30,509 for the three months ended March 31, 2016.

Liquidity and Capital Resources

The Company has sufficient cash and liquidity for its operations. The Company has cash of $304,484 at March 31, 2017, due to the collections from accounts receivable and money that was raised in its initial public offering that closed on March 28, 2017.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2017, our Chief Executive Officer and Chief Financial Officer as of March 31, 2017 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEX MANAGEMENT, INC.

By: /s/ Carl Dorvil

Carl Dorvil, Chief Executive Officer

Date:  May 12, 2017

By: /s/ Clayton Carter

Clayton Carter, Chief Financial Officer

Date:  May 12, 2017

