Form 10-Q
period 2017-06-30
GEX MANAGEMENT, INC.
filed 2017-08-03
CIK 1681556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 3, 2017 there were 8,633,909 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

GEX Management, Inc.
Balance Sheets

ASSETS

	June 30, 2017	Dec 31, 2016
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$249,823	$307,395
Accounts Receivable, net	112,430	100,820
Accounts Receivable – Related Party	28,000	23,500
Other Current Assets	67,886	959
Total Current Assets	458,139	432,674

Property, Plant and Equipment (Net)	818	1,106

Other Assets	5,590	—

TOTAL ASSETS	$464,547	$433,780

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$15,547	$3,832
Accrued Expenses	13,225	60,615
Accrued Expenses – Related Party	—	45,000
Accrued Interest Payable	3,686	21,952
Total Current Liabilities	32,458	131,399

Non-Current Liabilities
Notes Payable – Related Party	96,000	363,187

TOTAL LIABILITIES	128,458	494,586

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 8,624,408 and 8,241,015 shares issued and
Outstanding as June 30, 2017 and December 31, 2016, respectively	8,624	8,241
Additional Paid In Capital	1,071,471	377,144
Retained Deficit	(744,006)	(446,191)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	336,089	(60,806)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$464,547	$433,780

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Statements of Operations
(Unaudited)

	Three Months June 30, 2017	Three Months June 30, 2016	Six Months June 30, 2017	Six Months June 30, 2016

Revenues	$2,843,988	$13,705	$2,994,628	$76,248
Revenues – Related Party	44,000	225,655	64,000	246,805
Total Revenues (1)	2,887,988	239,360	3,058,628	323,053

Cost of Revenues	2,839,028	65,156	3,137,678	108,228
Gross Profit (Loss)	48,960	174,204	(79,050)	214,825

Operating Expenses
Depreciation and Amortization	14,508	144	14,652	288
Selling and Advertising	20,027	—	30,354	11
General and Administrative	164,551	56,234	336,339	114,837
Total Operating Expenses	199,086	56,378	460,395	115,136

Total Operating Income (Loss)	(150,126)	117,826	(470,302)	99,689

Other Income (Expense)
Gain on Extinguishment of Debt	172,872	—	172,872	—
Interest Income	—	24	—	72
Interest (Expense)	(4,919)	(10,503)	(10,292)	(23,186)
Total Other Income (Expense)	167,953	(10,479)	162,580	(23,114)

Net income (loss) before income taxes	17,827	107,347	(297,815)	76,575
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$17,827	$107,347	$(297,815)	$76,575

BASIC and DILUTED
Weighted Average Shares Outstanding	8,500,634	8,000,000	8,419,535	8,000,000
Earnings per Share	$0.00	$0.01	$(0.04)	$0.01

(1) Gross billings of $3,473,198 and $239,360 less payroll and payroll tax cost related to PEO clients of $585,210 and $0 for the three months ended 2017 and 2016, respectively, and gross billings of $3,643,838 and $323,053 less payroll and payroll tax cost related to PEO clients of $585,210 and $0 for the six months ended 2017 and 2016, respectively.

The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Statements of Cash Flow
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows (used by) Operating Activities:
Net Income (Loss)	$(297,815)	$76,575
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and Amortization	14,652	288
Shares Issued for Services	74,751	—
Gain on Extinguishment of Debt	(172,872)	—
Changes in assets and liabilities:
Accounts receivable	(11,610)	(36,257)
Accounts receivable – Related Party	(4,500)	(168,728)
Other current assets	(43,791)	—
Deposits	(5,590)	(27,500)
Accounts Payable	11,715	—
Accounts payable – Related Party	—	(137)
Accrued expenses	(47,390)	(14,325)
Accrued interest payable	10,292	6,608
Net cash (used in) operating activities	(472,158)	(163,476)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	(37,500)	—
Net cash (used in) Investing Activities:	(37,500)	—

Cash Flows from (used in) Financing Activities:
Proceeds from sale of common stock	402,086	—
Proceeds from notes payable – related party	50,000	231,504
Payments on notes payable – related party	—	(13,196)
Payments on working capital loan	—	(51,922)
Net cash provided by financing activities	452,086	166,386

NET INCREASE (DECREASE) IN CASH	(57,572)	2,910
CASH AT BEGINNING OF PERIOD	307,395	2,837

CASH AT END OF PERIOD	$249,823	$5,747

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$23,186
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable converted to Common Stock	$45,000	$—
Debt and Interest converted to Common Stock	$345,745	$—
Common Stock Issued for Services	$74,751	$—

 The accompanying notes are an integral part of these financial statements.

GEX Management, Inc.
Notes to Financial Statements
June 30, 2017
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

GEX Management, Inc., a Texas corporation (the “Company,” “GEX,” “we,” “our,” “us,” and words of similar import) is a Professional Employer Organization (PEO) and Professional Services Company that was originally formed in 2004 as Group Excellence Management, LLC d/b/a MyEasyHQ. The Company converted from a limited liability company to a corporation in March of 2016, and changed its name to GEX Management, Inc. in April of 2016. GEX provides PEO services and a variety of professional services to support the human resources and back office needs of companies in a variety of industries. Some of the main professional services we provide include: IT support, accounting and bookkeeping, human resources, business consultation and optimization and staffing.

On January 25, 2017, GEX obtained its license to operate as a Professional Employer Organization, and we began offering PEO services in April 2017. The staffing and PEO services make up a majority of our revenue.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2017 or future operations. These interim financial statements are condensed and should be read in conjunction with the Company’s latest annual report on Form 10-K and interim disclosures generally do not repeat those in the annual statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

PEO Services

Professional Employment Organization (PEO) service revenues represent the fees charged to clients for administering payroll and payroll tax transactions for our clients’ Co-Employed Employees (CEEs), access to our Human Resources Information System technology (MyEasyHR), access to our HR and benefits administration services, consulting related to employment and benefit law compliance and general employment consulting related fees. PEO service revenues are recognized in the period the PEO services are performed as stipulated in the Client Service Agreement (CSA), where these fees are fixed or determinable, when the PEO client is invoiced and collectability is reasonably assured.

GEX is not considered the primary obligor with respect to CEE’s payroll and payroll tax payments and therefore, these payments are not reflected as either revenue or expense in our statements of operations.

PEO-related revenues also include revenues generated from insurance administration for our PEO clients. These insurance-related revenues include insurance-related billings, as well as administrative fees that GEX collects from PEO clients and withholds from CEEs for health benefit insurance plans provided by third-party insurance carriers. Insurance-related revenues are recognized in the period amounts are due and where collectability is reasonably assured.

Staffing Services and Professional Services

Staffing services revenue is derived from supplying temporary staff to clients. Temporary staff generally consists of temporary workers working under a contract for a fixed period of time, or on a specific client project. The temporary staff includes both GEX employees and third-parties contracted by GEX.

Temporary staff are provided to clients through a Staffing Service Agreement (SSA) involving a specified service that the temporary staff will provide to the client. When GEX is the principal or primary obligor for the temporary staff, GEX records the gross amount of the revenue and expense from the SSA.

GEX is generally the primary obligor when GEX is responsible for the fulfillment of services under the SSA, even if the temporary staff are not employees of GEX. This typically occurs when GEX contracts third-parties to fulfill all or part of the SSA with the client, but GEX remains the holder of the credit risk associated with the SSA, and GEX has total discretion in establishing the pricing under the SSA.

All other Professional Services revenues are recognized in the period the services are performed as stipulated in the client’s Outsourcing Agreement, when the client is invoiced, and collectability is reasonably assured. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance.

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

NOTE 2. OTHER CURRENT ASSETS

On March 9, 2017 GEX entered into a Contract Purchase Agreement with another Professional Employer Organization for the purchase of three client service agreements. Under the terms of this Agreement, GEX paid $37,500 in cash. The cost of the Contract Purchase Agreement will be amortized over nine months, the term of the contract, starting in April 2017.

In April 2017, GEX entered into an Agreement with Center Operating Company, L.P. (Center Operating) for the rental of a box at a local arena for marketing and promotion and covers the eight month seasons starting in September 2017. The payment terms include an initial deposit of $10,000 in April 2017, and three payments of $25,833 in September 2017, December 2017 and February 2018. This Agreement will be charged to advertising and marketing expense over the eight month season at $10,938 per month.

In May 2017, GEX entered into an Agreement with OTC Market Group Inc. (OTC Markets) to trade the Company’s common stock on the OTCQB tier of the OTC Markets trading exchange under the symbol “GXXM.” In accordance with the terms and conditions of this Agreement, GEX paid $10,000 for a term of one year that began in June 2017. The Agreement is being amortized over the life of the Agreement starting in June 2017.

On June 20, 2017, GEX entered into an Advisory Agreement with NMS Capital Advisor, LLC (NMS). NMS is a full service Investment Bank that will provide financial advisory services to GEX. Under the terms and conditions of the Advisory Agreement, GEX paid $24,750.00 through the issuance of 2,500 shares of the Company’s common stock. The term of the Advisory Agreement is for one year starting on June 20, 2017, and it is being amortized over that period.

NOTE 3. EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share.”  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. As of June 30, 2017 the Company had no agreements for the issuance of dilutive shares.

NOTE 4. STOCKHOLDERS’ EQUITY
Transactions

The Company filed Form S-1 with the Securities & Exchange Commission and it was declared effective on November 14, 2016 under which the Company sold 188,059 shares for $282,089 in the three months ended March 31, 2017 under this registration statement.

The Company issued 33,334 for services at $1.50 per share for a total of $50,000 during the three months ended March 31, 2017.

On May 15, 2017, GEX entered into a Conversion Agreement with two consultants that had a $45,000 balance with the Company.  In accordance with the terms and conditions of the Conversion Agreement, GEX issued a total of 30,000 shares of the Company's common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended, at a cost basis of $1.50 per share. The two consultants were issued 15,000 shares each of the total 30,000 shares issued by the Company.

On June 7, 2017, GEX entered into a Debt Conversion Agreement with the Company that purchased the Line of Credit Promissory Note from the Company’s Chief Executive Officer. Under the terms and conditions of the Debt Conversion Agreement GEX issued 115,248 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended, for the extinguishment of $345,745 in debt and accrued interest owed by GEX under the Line of Credit as of the date of the Debt Conversion Agreement.

On June 20, 2017, GEX entered into a Stock Purchase Agreement (SPA) with a third-party investor. Under the terms and conditions of the SPA, GEX issued 14,252 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended, for a total of $120,000.

On June 20, 2017, GEX entered into an Advisory Agreement with NMS Capital Advisor, LLC (NMS). Under the terms and conditions of the Advisory Agreement, GEX paid a non-refundable retainer in the amount of $24,750 through the issuance of 2,500 shares of the Company’s common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

General

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2017 and December 31, 2016 there were 8,624,408 and 8,241,015 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2017 and December 31, 2016 there were 0 preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

NOTE 5. NOTES PAYABLE

At June 30, 2017 and December 31, 2016 Notes Payable were as follows:

	June 30, 2017	Dec 31, 2016
Non-Current Note Payable(1):
Note Payable –6% interest rate, $1,000,000
Line of Credit, due March 31, 2019	—	317,187
Non-Current Note Payable:
Note Payable- Related Party, 6% interest rate, $500,000
Line of Credit, due March 31, 2019	96,000	46,000
Total Notes Payable	$96,000	$363,187

(1) On December 31, 2016 the Note Payable and accrued interest was recorded as owed to a related party, the Company’s CEO, Carl Dorvil. On April 11, 2017 Mr. Dorvil sold the Line of Credit Promissory Note to an unrelated third-party.

On June 7, 2017 GEX entered into a Debt Conversion Agreement and issued 115,248 shares of its common stock in exchange for the extinguishment of the debt in the amount of $317,187 and accrued interest of $28,558 totaling $345,745. The Debt Conversion Agreement was incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 9, 2017.

The Company sold 429,074 shares at $1.50 per share for a total of $643,611 under its offering for shares registered on Form S-1. The closing of this offering was disclosed on its Form 8-K filed with the SEC on March 29, 2017. This established the $1.50 value of the Company’s common stock prior to trading on an over-the-counter market. Trading commenced on June 13, 2017 subsequent to the June 7th Agreement. Therefore, the Company recorded a gain on the extinguishment of debt in the amount of $172,872.

NOTE 6. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of June 30, 2017 and December 31, 2016 four customers made up 98% and 92% of the Company’s outstanding accounts receivable balance, respectively of which 34% and 19% were related party receivables as of June 30, 2017 and year ended December 31, 2016, respectively.

For the three months ended June 30, 2017 and June 30, 2016 two customers accounted for 77% and four customers accounted for 94% of the Company’s net revenue, respectively of which 0% and 36% were related party revenues for the periods ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and June 30, 2016 four customers accounted for 94% and four customers accounted for 91% of the Company’s net revenue, respectively of which 0% and 73% were related party revenues for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Loan Agreement with its CEO, Carl Dorvil. Mr. Dorvil agreed to loan the Company up to $1,000,000 at a rate of 6%. This loan has a balance of $0 and $317,187 at June 30, 2017 and December 31, 2016, respectively (see Note 6).

On March 1, 2015 the Company entered into a Loan Agreement with P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This loan has a balance of $96,000 and $46,000 at June 30, 2017 and December 31, 2016, respectively.

Professional Service Agreements

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported revenues under this Agreement of $0 and $38,513 for the six months ended June 30, 2017 and 2016, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported revenues under this Agreement of $64,000 and $68,492 for the six months ended June 30, 2017 and 2016, respectively.

On August 1, 2014 the Company entered into an Outsourcing Agreement with Renaissance Global Marketing, LLC (“Renaissance”) to provide back office services to Renaissance. GEX’s CEO, Carl Dorvil was formally a minority member interest owner in Renaissance. The Company reported revenues under this Agreement of $1,116 and $133,987 for the six months ended June 30, 2017 and 2016. The Company ceased being a related party in 2016.

The Company entered into a Consulting Agreement with Capital Financial Consultants, Inc. for $30,000 and $22,500 for the year ended December 31, 2016. A GEX officer’s family member owns Capital Financial Consultants, Inc. As of June 30, 2017 and 2016 the balance payable under the two agreements to CFC was $0 and $45,000, respectively.

Revenues

For the six months ended June 30, 2017 and 2016 the Company had revenues from related parties of $64,000 and $246,805, respectively.

For the six months ended June 30, 2017 and 2016 the Company performed back office services for Diversity In Promotions in the amount of $0 and $6,000, respectively.

NOTE 8. SUBSEQUENT EVENTS

On July 20, 2017, GEX entered into a Stock Purchase Agreement (SPA) with a third-party investor. Under the terms and conditions of the SPA, GEX issued 9,501 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended, for a total of $80,000.

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

General

GEX Management, Inc., a Texas corporation (the “Company,” “GEX,” “we,” “our,” “us,” and words of similar import) is Professional Employer Organization (PEO), Staffing and Professional Services Company that provides services and general business consulting to companies for a variety of their “back office” needs. We generate substantially all of our revenue from the staffing and other professional services we offer. These professional services, in addition to staffing, include: IT support, accounting and bookkeeping, human resources and business consultation and optimization.

Results of Operations

The three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Revenue

Our revenue for the three months ended June 30, 2017 was $2,887,988 compared to $239,360 for the three months ended June 30, 2016 due to an increase in customer contracts relating to staffing services, as well as entering into contracts with clients for PEO services under our recently issued PEO licenses. This complemented our staffing sales efforts.

Revenue for the three months ended June 30, 2017 included gross PEO billings of $611,806 with $585,210 in related direct offsets resulting in recognizable PEO revenue under GAAP of $25,596. Other revenues for the three months included revenues from non-related entities of $2,813,492 and revenues from related entities of $48,000. This compares to our revenue for the same three months in 2016 of zero PEO billings and included revenues from non-related entities of $13,705 and revenues from related entities of $225,655.

For the six months ended June 30, 2017 revenue was $3,058,628 compared to $323,053 for the six months ended June 30, 2016. This 847% increase was due to the deployment of the IPO capital in the Company’s first quarter, which allowed GEX to hire more employees. The additional employees focused on the onboarding of additional clients in the first quarter, which resulted in the expansion of our staffing services and the implementation of our PEO service offering.

Revenue for the six months ended June 30, 2017 included gross PEO billings of $611,806 with $585,210 in related direct offsets resulting in recognizable PEO revenue under GAAP of $25,596. We had no PEO billings in the first quarter of 2017. Other revenues for the six months included revenues from non-related entities of $2,964,132 and revenues from related entities of $64,000. This compares to our revenue for the same six months in 2016 of zero PEO billings and included revenues from non-related entities of $76,248, revenues from related entities of $246,805. This shows our revenue from related entities has dropped to 2% in 2017 from 76% in 2016.

Cost of Revenues

Cost of revenue increased to $2,839,028 for the three months ended June 30, 2017 from $65,156 for the three months ended June 30, 2016. For the six months ended June 30, 2017 cost of revenue was $3,137,678 compared to $108,228 for the six months ended June 30, 2017. This was primarily due to two reasons. First, the company increased its staffing services with both new and existing clients. Second, the Company focused on the development of infrastructure and personnel in order to handle the new contracts.

Gross Profit

We had a gross profit of $48,690 for the three months ended June 30, 2017 compared to a gross profit of $174,204 for the same period in 2016. The decrease in gross profit was due to the types of revenue we booked in the corresponding periods.

We had a gross profit (loss) of $(79,050) for the six months ended June 30, 2017 compared to a gross profit of $218,825 for the same period in 2016. The negative gross profit was due to the Company absorbing additional expenses in the first quarter (we had a negative gross profit of $(128,010) in anticipation of our subsequent growth.

Operating Expense

Total operating expenses for the three months ended June 30, 2017 were $199,086 compared to the operating cost for the three months ended June 30, 2016 of $56,378. For the six months ended June 30, 2017 operating expense was $381,345 compared to $115,136 for the six months ended June 30, 2016. The increase was due to the increase in our business and the increased spending on infrastructure, and the hiring of new personnel, as we continue to prepare for additional growth.

Other Income (Expense)

Other expense for the three months ended June 30, 2017 was $167,953 consisting of interest expense of $(4,919) and a gain on extinguishment of debt of $172,872, compared to other expense for the three months ended June 30, 2016 of $(10,479) consisting of interest income of $24 and interest expense of $(10,503).

Net Income (Loss)

Net income for the three months ended June 30, 2017 was $17,827 compared to a net loss of $107,347 for the three months ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $297,815 compared to a net income of $76,575 for the six months ended June 30, 2016.

Liquidity and Capital Resources

The Company has sufficient cash and liquidity for its operations. The Company has cash of $249,823 at June 30, 2017, due to the collections from accounts receivable and money that was raised in its initial public offering that closed on March 28, 2017. The Company also has $404,000 available to draw down on its line of credit.

At June 30, 2016, the Company had a cash position of $5,747. Also at June 30, 2016, the Company had a total of $1,500,000 in lines of credit, and had used $326,164 at the same date.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective due to the increased staff, software and other infrastructure deployed in this reporting period that allowed for the segregation of duties.

Changes in Internal Controls over Financial Reporting

Other than our increase in staff, software upgrades and increased infrastructure, we have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

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

By: /s/ Clayton Carter

Clayton Carter, Chief Financial Officer

Date:  August 3, 2017