Form 10-Q
period 2017-09-30
GEX MANAGEMENT, INC.
filed 2017-11-09
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017 there were 8,639,632 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

ASSETS

	Sept 30, 2017	Dec 31, 2016
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$286,632	$307,395
Accounts Receivable, net	31,218	100,820
Accounts Receivable – Related Party	—	23,500
Other Current Assets	113,260	959
Total Current Assets	431,110	432,674

Property and Equipment (Net)	4,444	1,106

Other Assets	3,700	—

TOTAL ASSETS	$439,254	$433,780

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$68,100	$3,832
Accrued Expenses	13,795	60,615
Accrued Expenses – Related Party	5,100	45,000
Accrued Interest Payable	5,138	21,952
Total Current Liabilities	92,133	131,399

Non-Current Liabilities
Notes Payable – Related Party	96,000	363,187

TOTAL LIABILITIES	188,133	494,586

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 8,638,832 and 8,241,015 shares issued and
Outstanding as September 30, 2017 and December 31, 2016, respectively	8,639	8,241
Additional Paid In Capital	1,183,456	377,144
Retained Deficit	(940,974)	(446,191)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	251,121	(60,806)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$439,254	$433,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEX Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months September 30, 2017	Three Months September 30, 2016	Nine Months September 30, 2017	Nine Months September 30, 2016

Revenues	$2,495,135	$31,455	$5,489,763	$107,703
Revenues – Related Party	10,000	15,580	74,000	262,385
Total Revenues (1)	2,505,135	47,035	5,563,763	370,088

Cost of Revenues	2,384,582	87,833	5,522,260	196,061
Gross Profit (Loss)	120,533	(40,798)	41,503	174,027

Operating Expenses
Depreciation and Amortization	21,676	145	36,328	433
Selling and Advertising	78,521	2,667	108,875	2,678
General and Administrative	215,872	88,796	552,211	203,633
Total Operating Expenses	316,069	91,608	697,414	206,744

Total Operating Income (Loss)	(195,516)	(132,406)	(655,911)	(32,717)

Other Income (Expense)
Gain on Extinguishment of Debt	—	—	172,872	—
Interest Income	—	—	—	72
Interest (Expense)	(1,452)	(11,130)	(11,744)	(34,316)
Total Other Income (Expense)	(1,452)	(11,130)	161,128	(34,244)

Net income (loss) before income taxes	(196,968)	(143,536)	(494,783)	(66,961)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(196,968)	$(143,536)	$(494,783)	$(66,961)

BASIC and DILUTED
Weighted Average Shares Outstanding	8,632,432	8,000,000	8,498,281	8,000,000
Earnings (loss) per Share	$(0.02)	$(0.01)	$(0.06)	$(0.01)

(1) Gross billings of $3,244,664 and $47,035 less payroll and payroll tax cost related to PEO clients of $739,529 and $0 for the three months ended 2017 and 2016, respectively, and gross billings of $6,888,502 and $370,088 less payroll and payroll tax cost related to PEO clients of $1,324,739 and $0 for the nine months ended 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows (used by) Operating Activities:
Net Loss	$(494,783)	$(66,961)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and Amortization	15,139	433
Shares Issued for Services	74,751	—
Bad Debt Expense	—	20,825
Gain on Extinguishment of Debt	(172,872)	—
Changes in assets and liabilities:
Accounts receivable	69,602	(25,483)
Accounts receivable – Related Party	23,500	(57,357)
Other current assets	(89,165)	—
Note Receivable – Related Party	—	15,500
Deposits	(3,700)	—
Accounts Payable	64,268	13,500
Accounts payable – Related Party	(39,900)	(137)
Accrued expenses	(1,820)	(14,325)
Accrued interest payable	11,744	12,055
Net cash (used in) operating activities	(543,236)	(101,950)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	(37,500)	—
Purchase of fixed assets	(4,113)	—
Net cash (used in) Investing Activities:	(41,613)	—

Cash Flows from (used in) Financing Activities:
Proceeds from sale of common stock	514,086	—
Proceeds from notes payable – related party	50,000	268,527
Payments on notes payable – related party	—	(13,196)
Payments on working capital loan	—	(75,444)
Net cash provided by financing activities	564,086	179,887

NET INCREASE (DECREASE) IN CASH	(20,763)	77,937
CASH AT BEGINNING OF PERIOD	307,395	2,837

CASH AT END OF PERIOD	$286,632	$80,774

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$22,261
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable converted to Common Stock	$45,000	$—
Debt and Interest converted to Common Stock	$345,745	$—
Common Stock Issued for Services	$74,751	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

On January 25, 2017, GEX obtained its license to operate as a Professional Employer Organization, and we began offering PEO services in April 2017. The Company formed GEX Staffing, LLC (GEX Staffing) in March 2017. The initial funding and first transactions occurred in GEX Staffing in September 2017. The consolidated financials include the accounts of GEX Staffing, LLC. Staffing and PEO services make up a majority of our revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC on March 28, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and Equipment

Property and Equipment are carried at the cost of acquisition or construction, and are depreciated over the estimated useful lives of the assets. Assets acquired in a business combination are stated at estimated fair value. Costs associated with repair and maintenance are expensed as they are incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are in operating income. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Office Furniture & Equipment	5 Years

Revenue Recognition

PEO Services

Professional Employment Organization (PEO) service revenues represent the fees charged to clients for administering payroll and payroll tax transactions for our clients’ Co-Employed Employees (CEEs), access to our HR and benefits administration services, consulting related to employment and benefit law compliance and general employment consulting related fees. PEO service revenues are recognized in the period the PEO services are performed as stipulated in the Client Service Agreement (CSA), where these fees are fixed or determinable, when the PEO client is invoiced and collectability is reasonably assured.

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

In April 2017, GEX entered into an Agreement with Center Operating Company, L.P. (Center Operating) for the rental of a box at a local arena for marketing and promotion and covers the eight month seasons starting in September 2017 for $87,500. The payment terms include an initial deposit of $10,000 in April 2017, and three payments of $25,833 in September 2017, December 2017 and February 2018. This Agreement will be charged to advertising and marketing expense over the eight month season at $10,938 per month.

In May 2017, GEX entered into an Agreement with OTC Market Group Inc. (OTC Markets) to trade the Company’s common stock on the OTCQB tier of the OTC Markets trading system under the symbol “GXXM.” In accordance with the terms and conditions of this Agreement, GEX paid $10,000 for a term of one year that began in June 2017. The Agreement is being amortized over the life of the Agreement starting in June 2017.

On June 20, 2017, GEX entered into an Advisory Agreement with NMS Capital Advisor, LLC (NMS). NMS is a full service Investment Bank that will provide financial advisory services to GEX. Under the terms and conditions of the Advisory Agreement, GEX paid $24,750 through the issuance of 2,500 shares of the Company’s common stock. The term of the Advisory Agreement is for one year starting on June 20, 2017, and it is being amortized over that period.

At September 30, 2017 and December 31, 2016 Other Current Assets were as follows:

	Sept 30, 2017	Dec 31, 2016
Other Current Assets:
Contract Purchase	$12,500	$—
Center Operating	76,562	—
OTC Markets	6,667	—
NMS Contract	17,531
Other Current Assets	—	959
Total Other Current Assets	$113,260	$959

NOTE 3. EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share.”  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. As of September 30, 2017 the Company had no agreements for the issuance of dilutive shares.

NOTE 4. STOCKHOLDERS’ EQUITY

Transactions

The Company filed Form S-1 with the Securities & Exchange Commission and it was declared effective on November 14, 2016 under which the Company sold 188,059 shares for $282,089 in the first quarter under this registration statement.

The Company issued 33,334 for services at $1.50 per share for a total of $50,000 during the first quarter of 2017.

On May 15, 2017, GEX entered into a Conversion Agreement with two consultants that had a $45,000 balance with the Company.  In accordance with the terms and conditions of the Conversion Agreement, GEX issued a total of 30,000 shares of the Company's common stock, at a cost basis of $1.50 per share. The two consultants were issued 15,000 shares each of the total 30,000 shares issued by the Company.

On June 7, 2017, GEX entered into a Debt Conversion Agreement with the Company that purchased the Line of Credit Promissory Note from the Company’s Chief Executive Officer. Under the terms and conditions of the Debt Conversion Agreement GEX issued 115,248 shares of its common stock, for the extinguishment of $345,745 in debt and accrued interest owed by GEX under the Line of Credit as of the date of the Debt Conversion Agreement.

On June 20, 2017, GEX entered into a Stock Purchase Agreement (SPA) with a third-party investor. Under the terms and conditions of the SPA, GEX issued 14,252 shares of its common stock, for a total of $120,000.

On June 20, 2017, GEX entered into an Advisory Agreement with NMS Capital Advisor, LLC (NMS). Under the terms and conditions of the Advisory Agreement, GEX paid a non-refundable retainer in the amount of $24,750 through the issuance of 2,500 shares of the Company’s common stock.

On July 20, 2017, GEX entered into a Stock Purchase Agreement (SPA) with a third-party investor. Under the terms and conditions of the SPA, GEX issued 9,501 shares of its common stock, for a total of $80,000.

On September 20, 2017, GEX entered into Stock Purchase Agreements (SPA) with two advisory board members. Under the terms and conditions of the SPA’s, GEX issued 4,923 shares of its common stock, for a total of $32,000.

General

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2017 and December 31, 2016 there were 8,638,832 and 8,241,015 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2017 and December 31, 2016 there were 0 preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

NOTE 5. NOTES PAYABLE

At September 30, 2017 and December 31, 2016 Notes Payable were as follows:

	Sept 30, 2017	Dec 31, 2016
Non-Current Note Payable(1):
Note Payable –6% interest rate, $1,000,000
Line of Credit, cancelled June 7, 2017 upon conversion of the $317,187
and accrued interest of $28,588 to common stock	—	317,187
Non-Current Note Payable:
Note Payable- Related Party, 6% interest rate, $500,000
Line of Credit, due March 31, 2019	96,000	46,000
Total Notes Payable	$96,000	$363,187

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

NOTE 6. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2017 and December 31, 2016 one customer made up 80% and four customers made up 92% of the Company’s outstanding accounts receivable balance, respectively of which 0% and 19% were related party receivables as of September 30, 2017 and year ended December 31, 2016, respectively.

For the nine months ended September 30, 2017 and September 30, 2016 three customers accounted for 90% and four customers accounted for 87% of the Company’s net revenue, respectively of which 0% and 71% were related party revenues for the nine months ended September 30, 2017 and 2016, respectively.

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Loan Agreement with its CEO, Carl Dorvil. Mr. Dorvil agreed to loan the Company up to $1,000,000 at a rate of 6%. This loan has a balance of $0 and $317,187 at September 30, 2017 and December 31, 2016, respectively (see Note 6).

On March 1, 2015 the Company entered into a Loan Agreement with P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This loan has a balance of $96,000 and $46,000 at September 30, 2017 and December 31, 2016, respectively.

Professional Service Agreements

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported revenues under this Agreement of $0 and $38,513 for the nine months ended September 30, 2017 and 2016, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported revenues under this Agreement of $74,000 and $68,492 for the nine months ended September 30, 2017 and 2016, respectively.

On August 1, 2014 the Company entered into an Outsourcing Agreement with Renaissance Global Marketing, LLC (“Renaissance”) to provide back office services to Renaissance. GEX’s CEO, Carl Dorvil was formally a minority member interest owner in Renaissance. The Company reported revenues under this Agreement when Renaissance was a related party of $0 and $155,380 for the nine months ended September 30, 2017 and 2016. The Company ceased being a related party in 2016.

The Company entered into a Consulting Agreement with Capital Financial Consultants, Inc. for $30,000 and $22,500 for the year ended December 31, 2016. A GEX officer’s family member owns Capital Financial Consultants, Inc. As of September 30, 2017 and 2016 the balance payable under the two agreements to CFC was $0 and $45,000, respectively.

Revenues

For the nine months ended September 30, 2017 and 2016 the Company had revenues from related parties of $74,000 and $262,385, respectively.

For the nine months ended September 30, 2017 and 2016 the Company performed back office services for Diversity In Promotions in the amount of $0 and $6,000, respectively.

NOTE 8. SUBSEQUENT EVENTS

On October 18, 2017, GEX entered into Stock Purchase Agreements (SPA) with one advisory board member. Under the terms and conditions of the SPA, GEX issued 2,000 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended, for a total of $13,000.

On October 31, 2017 GEX entered into a Lease Agreement for office space in Fayetteville, Arkansas for 800 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

Results of Operations

The three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Revenue

Our revenue for the three months ended September 30, 2017 was $2,505,135 compared to $47,035 for the three months ended September 30, 2016 due to an increase in customer contracts relating to staffing services, as well as entering into contracts with clients for PEO services under our recently issued PEO licenses. This complemented our staffing sales efforts.

Revenue for the three months ended September 30, 2017 included gross PEO billings of $771,238 with $739,529 in related direct offsets resulting in recognizable PEO revenue under GAAP of $31,709. Other revenues for the three months included revenues from non-related entities of $2,453,426 and revenues from related entities of $10,000. This compares to our revenue for the same three months in 2016 of zero PEO billings and included revenues from non-related entities of $31,455 and revenues from related entities of $15,580.

For the nine months ended September 30, 2017 revenue was $5,563,763 compared to $370,088 for the nine months ended September 30, 2016. This 1,503% increase was due to the deployment of the IPO capital in the Company’s first quarter, which allowed GEX to hire more employees. The additional employees focused on the onboarding of additional clients in the first and second quarters, which resulted in the expansion of our staffing services and our PEO service offering.

Revenue for the nine months ended September 30, 2017 included gross PEO billings of $1,384,017 with $1,324,739 in related direct offsets resulting in recognizable PEO revenue under GAAP of $59,278. Other revenues for the nine months included revenues from non-related entities of $5,430,485 and revenues from related entities of $74,000. This compares to our revenue for the same nine months in 2016 of zero PEO billings and included revenues from non-related entities of $107,703, revenues from related entities of $262,385. This shows our revenue from related entities has dropped to 1% in 2017 from 71% in 2016.

Cost of Revenues

Cost of revenue increased to $2,384,582 for the three months ended September 30, 2017 from $87,833 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 cost of revenue was $5,522,260 compared to $196,061 for the nine months ended September 30, 2016. This was primarily due to two reasons. First, the company increased its staffing services with both new and existing clients. Second, the Company focused on the development of infrastructure and personnel in order to handle the new contracts.

Gross Profit

We had a gross profit of $120,553 for the three months ended September 30, 2017 compared to a gross profit (loss) of $(40,798) for the same period in 2016. The increase in gross profit was due to the types of revenue we booked in the corresponding periods.

We had a gross profit of $41,503 for the nine months ended September 30, 2017 compared to a gross profit of $174,027 for the same period in 2016. The decrease in gross profit was due to the types of revenue we booked in the corresponding periods.

Operating Expense

Total operating expenses for the three months ended September 30, 2017 were $316,069 compared to the operating cost for the three months ended September 30, 2016 of $91,608. For the nine months ended September 30, 2017 operating expense was $697,414 compared to $206,744 for the nine months ended September 30, 2016. The increase was due to the increase in our business and the increased spending on infrastructure, and the hiring of new personnel.

Other Income (Expense)

Other expense for the three months ended September 30, 2017 was $1,452 consisting solely of interest expense compared to interest expense in the three months ended September 30, 2016 of $11,130. Other expense for the nine months ended September 30, 2017 was $161,128 consisting of interest expense of $11,744 and a gain on extinguishment of debt of $172,872, compared to other expense for the nine months ended September 30, 2016 of $(34,244) consisting of interest income of $72 and interest expense of $(34,316).

Net Income (Loss)

Net (loss) for the three months ended September 30, 2017 was $(196,968) compared to a net loss of $(143,536) for the three months ended September 30, 2016. Net (loss) for the nine months ended September 30, 2017 was $(494,783) compared to a net loss of $(66,961) for the nine months ended September 30, 2016.

Liquidity and Capital Resources

The Company has sufficient cash and liquidity for its operations. The Company has cash of $286,632 at September 30, 2017, due to the collections from its business and funds that were raised in its initial public offering that closed on March 28, 2017. The Company also has $404,000 available to draw down on its line of credit.

At December 31, 2016, the Company had a cash position of $307,395. Also at December 31, 2016, the Company had a total of $1,500,000 in lines of credit, and had used $363,187 at the same date.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective due to the increased staff, software and other infrastructure deployed in this reporting period that allowed for the segregation of duties.

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

Date:  November 9, 2017

