Form 10-Q
period 2018-03-31
GEX MANAGEMENT, INC.
filed 2018-05-15
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]	Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 14, 2018 there were 11,797,231 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GEX Management, Inc.

Consolidated Balance Sheets

ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$471,837	$410,096
Accounts Receivable, net	257,079	91,532
Accounts Receivable – Related Party	30,771	30,771
Other Current Assets	65,285	88,749
Total Current Assets	824,972	621,148

Property and Equipment (Net)	2,446,222	2,463,377

Other Assets	4,471	4,471

TOTAL ASSETS	$3,275,665	$3,088,996

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$15,455	$48,280
Accrued Expenses	59,704	20,514
Accrued Interest Payable	12,642	7,433
Notes Payable Current Portion	802,129	56,649
Total Current Liabilities	889,930	132,876

Non-Current Liabilities
Notes Payable	1,239,706	1,254,271
Line of Credit – Related Party	352,100	352,100
Total Long Term Liabilities	1,591,806	1,606,371
TOTAL LIABILITIES	2,481,736	1,739,247

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 11,797,231 and 11,797,231 shares issued and
Outstanding as March 31, 2018 and December 31, 2017, respectively	11,797	11,797
Additional Paid-in-Capital	2,651,178	2,651,178
Accumulated Deficit	(1,869,046)	(1,313,226)
TOTAL SHAREHOLDERS’ EQUITY	793,929	1,349,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,275,665	$3,088,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues	$3,578,575	$150,640
Revenues – Related Party	—	20,000
Total Revenues(1)	3,578,575	170,640

Cost of Revenues	3,817,972	298,650
Gross Profit (Loss)	(239,397)	(128,010)

Operating Expenses
Depreciation	19,654	144
Selling and Advertising	19,194	10,327
General and Administrative	270,585	171,788
Total Operating Expenses	309,433	182,259

Total Operating Income (Loss)	(548,830)	(310,269)

Other Income (Expense)
Other Income	654	—
Rental Income	37,910	—
Interest (Expense)	(45,554)	(5,373)
Total Other Income (Expense)	(6,990)	(5,373)

Net income (loss) before income taxes	(555,820)	(315,642)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(555,820)	$(315,642)

BASIC and DILUTED
Weighted Average Shares Outstanding	11,797,231	11,066,132
Earnings (Loss) per Share	$(0.05)	$(0.03)

(1) Gross billings of $3,988,002 and $0 less payroll and payroll tax cost related to PEO clients of $1,098,898 and $0 for the three months ended 2018 and 2017, respectively.

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows (used by) Operating Activities:
Net Loss	$(555,820)	$(315,642)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and Amortization	17,155	144
Shares Issued for Services	—	50,000
Changes in assets and liabilities:
Accounts receivable	(165,547)	47,203
Accounts receivable – Related Party	—	321
Other current assets	23,464	959
Accounts payable	(32,824)	6,077
Accrued expenses	39,189	(19,434)
Accrued expenses – Related Party	—	(22,500)
Accrued interest payable	5,209	5,373
Net cash (used in) operating activities	(669,174)	(247,499)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	—	(37,500)
Net cash (used in) Investing Activities:	—	(37,500)

Cash Flows from (used in) Financing Activities:
Proceeds from sale of common stock	—	282,088
Proceeds from notes payable	772,500	—
Payments on notes payable	(41,585)	—
Net cash provided by financing activities	730,915	282,088

NET INCREASE (DECREASE) IN CASH	61,741	(2,911)
CASH AT BEGINNING OF PERIOD	410,096	307,395

CASH AT END OF PERIOD	$471,837	$304,484

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$40,345	$5,373

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEX Management, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

On December 29, 2017 GEX purchased 100% of the membership interest in AMAST Consulting, LLC (“AMAST”), which owned a multi-use office building in Lowell, Arkansas, which had an occupancy rate of 100% at the time of the acquisition. The terms of the Agreement to purchase AMAST include the fulfillment of the lease obligations of the current tenants, as well as the assumption of the debt that is collateralized by the building and associated property. The consolidated financials include the assets and debt of AMAST.

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

The accompanying interim, unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K, filed with the SEC on April 10, 2018.

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

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. GEX’s policy is not to charge interest on receivables after the invoice becomes past due. Write-offs are recorded at the time when a customer receivable is deemed uncollectible. The Company did not write off any accounts receivable in the three months ended March 31, 2018 or 2017.

Property and Equipment

Property and Equipment, net is carried at the cost of purchase, acquisition or construction, and is depreciated over the estimated useful lives of the assets. Assets acquired in a business combination are stated at estimated fair value. Costs associated with repair and maintenance are expensed as they are incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Depreciation and amortization are provided using the straight-line methods over the useful lives of the assets as follows:

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

Revenue Recognition

Effective on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single, comprehensive revenue recognition model for revenue derived from contracts with customers and it supersedes the prior revenue recognition guidance, including prior guidance that is industry-specific. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 using the modified retrospective method, which applies to only the most current period presented in the financial statements. There were no significant changes to the Company's existing revenue recognition policies as a result of adopting ASU 2014-09.

GEX enters into contracts with its clients for professional services, staffing and/or PEO services. GEX's contract stipulates the rate and price charged to each client. GEX's contracts for these services are generally cancellable at any time by either party with 30-days’ written notice. GEX fulfills its performance obligations each month, and the contracts generally have a term of one year with an automatic renewal after 12 months. The duration between invoicing and when GEX completes its contractual, performance obligations are satisfied is not significant. For the Company's PEO services, payment is generally due on the date the invoice is sent to the client. For staffing and professional services payment is generally due 30 days after the invoice is sent to the client. GEX does not have significant financing components or significant payment terms.

GEX's revenue is generally recognized ratably, month-to-month as co-employees or staffed employees perform their service at the client's worksite. Generally, GEX's PEO clients are invoiced concurrently with each payroll of its co-employees, and clients that utilize GEX's staffing and back office services are billed concurrently with each payroll or on a monthly basis.

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

Income Taxes

The Company uses the liability method in the computation of income tax expense and the current and deferred income taxes payable. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the income (loss) available to common share holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share. The Company has no potentially dilutive common shares.

Earnings per share information has been retroactively adjusted to reflect the stock split that occurred in November 2017, and the incremental value of the newly issued shares were recorded with the offset to additional paid-in capital.

NOTE 2. OTHER CURRENT ASSETS

At March 31, 2018 and December 31, 2017 Other Current Assets were as follows:

	Mar 31, 2018	Dec 31, 2017
Other Current Assets:
Prepaids	$57,997	$116,623
Other Current Assets	7,288	2,709
Acquired Customer Contracts	—	37,500
Accumulated Amortization	—	(68,083)
Total Other Current Assets	$65,285	$88,749

In 2017, the Company purchased customer contracts on March 31, 2017 and in April started amortizing those contracts along with other contracts entered into in the 2nd quarter of 2017. There was no amortization expense recorded in the quarter ended March 31, 2017. The Company fully amortized the contracts at December 31, 2017 so recorded no amortization in the three months ended March 31, 2018.

NOTE 3. EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share.”  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. As of March 31, 2018 and March 31, 2017, the Company had no potentially dilutive shares.

NOTE 4. STOCKHOLDERS’ EQUITY

General

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2018 and December 31, 2017 there were 11,797,231 and 11,797,231 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2018 and December 31, 2017 there were no preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

NOTE 5. NOTES PAYABLE

At March 31, 2018 and December 31, 2017 Notes Payable were as follows:

	Mar 31, 2018	Dec 31, 2017
Note Payable:
Note Payable – Real Estate Lien Note, 4.5% interest rate, $9,540.13 monthly principal and interest payments, balloon
payment due March 22, 2022	$1,296,995	$1,310,920
Note Payable:
Note payable– Forty weekly payments of $26,654	1,012,741	—
Less Discount on Note Payable	(267,901)	—
Note Payable:
Note Payable- Related Party, 6% interest rate, $500,000
Line of Credit, due March 31, 2019	352,100	352,100
Total Notes Payable	$2,393,935	$1,663,020
Less: Current Portion	(802,129)	(56,649)
Long-Term Notes Payable	$1,591,806	$1,606,371

On March 6, 2018, the Company entered into an Agreement to sell $1,066,050 of the Company's future receipts for $772,500 to provide liquidity for the Company's expansion opportunities. This agreement is personally guaranteed by Carl Dorvil, the Company's Chief Executive Officer and Chairman. The Company also incurred $23,175 in origination fees related to this transaction. The discount on this note that was amortized to interest expense was $25,649 for the quarter ended March 31, 2018. The full amount of the note is due within twelve months.

The Real Estate Lien Note had a balance of $1,296,995. The following is a schedule of the minimum principal payments required under the loan as of March 31, 2018:

Year Ended	Amount
Remainder of 2018	$42,724
2019	59,252
2020	61,973
2021	64,821
2022	67,798
2023 and beyond	1,000,427
Total	$1,296,995

NOTE 6. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of March 31, 2018 and December 31, 2017 one customer made up 21% and three customers made up 86% of the Company’s outstanding accounts receivable balance, respectively of which 11% and 25% were related party receivables as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018 and March 31, 2017 two customers accounted for 73% and three customers accounted for 92% of the Company’s net revenue, respectively of which 0% and 12% were related party revenues for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. PROPERTY AND EQUIPMENT

The Company had the following property and equipment as of March 31, 2018 and December 31, 2017:

	March 31, 2018	Dec 31, 2017
Land	$333,778	$333,778
Buildings	2,125,642	2,125,642
Office Equipment	5,844	5,844
Total Fixed Assets	2,465,264	2,465,264
Accumulated Depreciation	(19,042)	(1,887)
Property and Equipment, net	$2,446,222	$2,463,377

Depreciation expense for the three months ended March 31, 2018 and 2017 was $17,155 and $144, respectively.

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This line of credit has a balance of $352,100 and $352,100 at March 31, 2018 and December 31, 2017, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020.

Professional Service Agreements

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported no revenues under this Agreement for the three months ended March 31, 2018 and 2017, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported no revenues under this Agreement ,and $16,000 for the three months ended March 31, 2018 and 2017, respectively.

Revenues

For the three months ended March 31, 2018 and 2017 the Company had no revenues from related parties, and $16,000, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s Corporate office as of March 31, 2018:

Year ended	Amount
Remainder of 2018	$48,180
2019	60,225
Total	$108,405

The Company owns a multi-use office building in Lowell, Arkansas which is leased to various tenants. The minimum rental income to be collected as of March 31, 2018 is as follows:

Year Ended	Amount
Remainder of 2018	$109,680
2019	128,157
2020	37,616
Total	$275,453

The Company recognized rental income of $37,910 and no rental income for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10. SUBSEQUENT EVENTS

In April 2018, the Company entered into three discounted Notes Payable agreements to sell its future accounts receivable and revenues to provide liquidity for the Company's expansion opportunities. On April 18, the Company entered into an Agreement to sell $490,000 of the Company's future accounts receivable for $350,000. On April 25, 2018, the Company entered into an Agreement to sell $299,800 of the Company's future accounts receivable for $200,000. On April 25, 2018, the Company entered into an Agreement to sell $374,750 of the Company's future accounts receivable for $250,000. These Agreements are personally guaranteed by Carl Dorvil, the Company's Chief Executive Officer and Chairman and by Chelsea Christopherson, the Company's President and Chief Operating Officer.

On April 26, 2018, the Company entered into two Securities Purchase Agreements, pursuant to which the Company issued Convertible Promissory Notes (“the Notes”) with principal amounts totaling up to $1,000,000, bearing interest at 10% per annum. The total amounts of the Notes that can be funded (consideration that can be loaned to the Company) is up to $887,500, after discounts of $112,500 prorated over the term of the Notes. Amounts borrowed by the Company mature in twelve months after the date of funding, and can be prepaid up to six months after issuance subject to prepayment penalties and approval by the Note holders. Any amounts outstanding on the Notes can be converted into Common Stock at a discount to the then current market value of the Company’s stock commencing six months after issuance at the sole discretion of the holders of the Notes. In April and May 2018, the Company borrowed $200,000 under the Notes, and received $177,500 after giving effect to discounts of 10% and 12.5% for each note.

On May 2, 2018, the Company purchased a 25% interest in Payroll Express, LLC, a California limited liability company for $500,000 in cash. Additionally, the Company has the right, but not the obligation,to purchase an additional 25% interest under similar terms.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Form 10-K for the year ended December 31, 2017.

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

Results of Operations

The three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue

Our revenue for the three months ended March 31, 2018 was $3,578,575 compared to $170,640 for the three months ended March 31, 2017 due primarily to an increase in customer contracts relating to its PEO and staffing services. On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method, which applies to only the most current period presented in the financial statements. There were no significant changes to the Company's existing revenue recognition policies as a result of adopting ASU 2014-09. Furthermore, we do not anticipate significant changes will result in our business relating to the adoption of ASU 2014-09.

Cost of Revenues

Cost of revenue increased to $3,817,972 for the three months ended March 31, 2018 from $298,650 for the three months ended March 31, 2017. This was primarily due to two reasons. Firstly, an increase in contracted staff due to an increase in customer contracts for staffing services, and secondly, the Company continues to build up its personnel dedicated to servicing the Company’s PEO and staffing clients.

Operating Expense

Total operating expenses for the three months ended March 31, 2018 were $309,432 compared to the operating cost for the three months ended March 31, 2017 of $182,259. This increase is primarily due to the additional, corporate personnel hired to facilitate the general growth of the Company.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2018 consisted of interest expense of $45,554, rental income of $37,910 and other income of $654, compared to other expense for the three months ended March 31, 2017 of $5,373 consisting totally of interest expense. Rental income increased due to the acquisition of the building in Lowell, Arkansas.

Liquidity and Capital Resources

The Company has sufficient liquidity to operate at current levels for the next twelve months.

Cash increased by $61,741 to $471,837 as of March 31, 2018 as compared to $410,096 at December 31, 2017. The increase was due to $772,500 in proceeds received from a discounted Note Payable in the form of the sale of future receipts, which was partially offset by the use of cash in operating activities. A summary of our cash flows for the three months ended March 31, was as follows:

	2018	2017
Net cash used in operating activities	$(669,174)	$(247,499)
Net cash used in investing activities	—	(37,500)
Net cash provided by financing activities	730,915	282,088
Net increase in cash and cash equivalents	$61,741	$(2,911)

Net cash used in operating activities was $669,174 for the three months ended March 31, 2018 as compared to $247,499 cash used in operating activities for the three months ended March 31, 2017. The increase in cash used in operating activities was in part due to higher net losses in 2018 as the Company invested in corporate office personnel and the related benefits to support growth. Additionally, working capital requirements increased primarily as a result of the growth of the Company’s business.

Net cash provided by financing activities of $730,915 for the three months ended March 31, 2018 came from the net proceeds from a discounted note payable agreement for the purchase and sale of the Company’s future receipts, which was partially offset by payments on other debt. Net cash provided by financing activities of $282,088 for the three months ended March 31, 2017 came from the sale of common stock related to a public offering pursuant to an effective registration statement.

Subsequent to March 31, 2018, the Company received $909,000 in net proceeds from financing arrangements including discounted notes payable from the sales of future revenues and accounts receivable, and the issuance of convertible notes payable. These short-term financing arrangements were made in order to support the future growth plans of the Company, and to provide liquidity for operating activities. Management expects to refinance any of the remaining balances not paid in full by maturity.

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

GEX MANAGEMENT, INC.

By: /s/ Carl Dorvil

Carl Dorvil, Chief Executive Officer

Date:  May 15, 2018

By: /s/ Dario Saintus

Dario Saintus, Interim Chief Financial Officer

Date:  May 15,2018

