Form 10-Q
period 2018-06-30
GEX MANAGEMENT, INC.
filed 2018-08-20
CIK 1681556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 001-38288

GEX MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Texas	56-2428818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12001 N. Central Expressway, Suite 825
Dallas, Texas 75243
(Address of principal executive offices)

(877) 210-4396
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 17 , 2018 there were 12,486,070 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the SEC on April 10, 2018 (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.
Condensed Consolidated Balance Sheets
ASSETS

	June 30, 2018	December 31,
	(Unaudited)	2017
Current Assets:
Cash and Cash Equivalents	$402,105	$410,096
Accounts Receivable, net of Allowance for Doubtful Accounts of $92,102 and $0 as of June 30, 2018 and December 31, 2017, respectively	393,417	91,532
Accounts Receivable – Related Party	-	30,771
Other Current Assets	65,594	88,749
Total Current Assets	861,116	621,148

Investment in Payroll Express	511,120	-
Property and Equipment (Net)	2,429,069	2,463,377

Other Assets	253,701	4,471

TOTAL ASSETS	$4,055,006	$3,088,996

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$61,024	$48,280
Accrued Expenses and Other	121,143	20,514
Derivative Liability	20,455
Accrued Interest Payable	18,889	7,433
Convertible Notes Payable	152,026	-
Notes Payable Current Portion	2,453,339	56,649
Total Current Liabilities	2,826,876	132,876
Non-Current Liabilities
Notes Payable	1,225,114	1,254,271
Line of Credit – Related Party	218,600	352,100
Total Long-Term Liabilities	1,443,714	1,606,371
TOTAL LIABILITIES	4,270,590	1,739,247

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized, 11,922,231 and 11,797,231 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	11,922	11,797
Additional Paid-in-Capital	3,166,053	2,651,178
Accumulated Deficit	(3,393,559)	(1,313,226)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(215,584)	1,349,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,055,006	$3,088,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEX Management, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues	$3,093,230	$2,843,988	$6,669,781	$2,994,628
Revenues – Related Party	-	44,000	-	64,000
Total Revenues(1)	3,093,230	2,887,988	6,669,781	3,058,628

Cost of Revenues	2,639,182	2,839,028	6,088,274	3,137,678
Gross Profit (Loss)	454,048	48,960	581,507	(79,050)

Operating Expenses
Depreciation and Amortization	14,654	14,508	34,307	14,652
Selling and Advertising	45,098	20,027	98,448	30,354
General and Administrative	1,240,379	164,551	1,806,772	336,339
Total Operating Expenses	1,300,131	199,086	1,939,527	381,345

Total Operating Income (Loss)	(846,083)	(150,126)	(1,358,020)	(460,395)

Other Income (Expense)
Gain on Extinguishment of Debt	-	172,872	-	172,872
Income from Investment in Payroll Express	35,197	-	35,197	-
Derivative Loss	(20,455)	-	(20,455)	-
Interest and Other (Expense)	(693,172)	(4,919)	(737,055)	(10,292)
Total Other Income (Expense)	(678,430)	167,953	(722,313)	162,580

Net income (loss) before income taxes	(1,524,513)	17,827	(2.080,333)	(297,815)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,524,513)	$17,827	$(2,080,333)	$(297,815)

BASIC and DILUTED
Weighted Average Shares Outstanding	11,900,256	11,334,179	11,805,401	11,226,047
Earnings (Loss) per Share	$(0.13)	$0.00	$(0.18)	$(0.03)

(1) Gross billings of $595,955 and $608,779 less payroll and payroll tax cost related to PEO clients of $561,039 and $585,210 for the three months ended 2018 and 2017, respectively, and gross billings of $1,779,687 and $608,779 less payroll and payroll tax cost related to PEO clients of $1,703,352 and $585,210 for the six months ended 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEX Management, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows (used by) Operating Activities:
Net Loss	$(2,080,333)	$(297,815)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and Amortization	34,307	14,652
Shares Issued for Services	436,250	74,751
Warrants issued for debt issuance costs	78,751	-
Derivative loss	20,455
Gain on Extinguishment of Debt	-	(172,872)
Bad Debt Expense	92,102	-
Changes in assets and liabilities:
Accounts receivable	(393,987)	(11,610)
Accounts receivable – Related Party	30,771	(4,500)
Other current assets	23,155	(43,791)
Deposits and other assets	(10,351)	(5,590)
Accounts payable	12,744	11,715
Accrued expenses	100,630	(47,390)

Accrued interest payable	11,456	10,292
Net cash (used in) operating activities	(1,644,050)	(472,158)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	-	(37,500)
Acquisition of equity interest in Payroll Express (PE)	(500,000)	-
Deposit for future acquisition of additional equity in PE	(250,000)	-
Net cash (used in) Investing Activities:	(750,000)	(37,500)

Cash Flows from (used in) Financing Activities:
Proceeds from sale of common stock	-	402,086
Proceeds (payments) from (to) notes payable – related party	(133,500)	50,000
Payments on long term notes payable	(29,157)
Net Borrowings (Payments) on short term notes payable	2,548,716	-
Net cash provided by financing activities	2,386,059	452,086

NET INCREASE (DECREASE) IN CASH	(7,991)	(57,572)
CASH AT BEGINNING OF PERIOD	410,096	307,395

CASH AT END OF PERIOD	$402,105	$249,823
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$590,209	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable converted to Common Stock	$-	$45,000
Debt and Interest converted to Common Stock	$-	$345,745
Common Stock Issued for Services	$-	$74,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEX Management, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

GEX Management, Inc. (“GEX”, the “Company”, “we”, “our”, “us”) is a professional services company that was originally formed in 2004 as Group Excellence Management, LLC d/b/a MyEasyHQ. The Company converted from a limited liability company to a C corporation in March 2016, and changed its name to GEX Management, Inc. in April 2016.

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

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), as well as the applicable regulations and rules of the Securities and Exchange Commission (“SEC”). This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and their accompanying notes. The actual results could differ from those estimates.

The accompanying interim, unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 10, 2018. All adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are of a normal and recurring nature.

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

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. GEX’s policy is not to charge interest on receivables after the invoice becomes past due. Write-offs are recorded at the time when a customer receivable is deemed uncollectible. The Company incurred $92,102 of bad debt expense for each of the three and six months ended June 30, 2018. No bad debt expense was incurred for the three or six months ended June 30, 2017.

Equity Method Investments

The Company has accounted for its investment in Payroll Express, LLC (“PE”), a Santa Clara, CA based professional services firm that provides a wide array of back office and managed services related to medical staffing needs for its healthcare clients that includes clinical practices and Ambulatory Surgery Centers (ASCs), as an equity method investment due to its ability to assert significant influence over PE’s operational and financial policies. This investment was initially accounted for at cost. The Company recognizes its proportionate share of PE’s earnings (after the effect of basis differences) as an increase in its Investment in PE and as Income from Investment in PE.

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

Impairment of Long-Lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, and its equity method investments when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method.

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

GEX is not considered the primary obligor with respect to CEE’s payroll and payroll tax, and insurance payments and therefore, these payments are not reflected as either revenue or expense in our statements of operations.

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

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the income (loss) available to common share holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share. As of June 30, 2018, the Company had 80,000 potentially dilutive shares pursuant to convertible debt and 90,000 potentially dilutive warrant shares outstanding. At December 31, 2017, the Company has no potentially dilutive common shares.

Earnings per share information for the three and six months ended June 30, 2017 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications have had no effect on the financial position as of December 31, 2017 or operations or cash flows for the periods ended June 30, 2017.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short-term discounted and convertible notes payable.  The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through June 30, 2019.
In addition to the aforementioned current sources of capital that will provide additional short-term liquidity, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, which raises substantial doubt about its ability to continue as a going concern.

Additionally, even if the Company raises sufficient capital through additional equity or debt financing, strategic alternatives or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable it to develop its business to a level where it will be profitable or generate positive cash flow. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If the Company incurs additional debt, a substantial portion of its operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for business activities. The terms of any debt securities issued could also impose significant restrictions on the Company’s operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if the Company’s common stock is delisted from the public exchange markets, it may limit its ability to raise additional funds.

The consolidated financial statements for the three and six months ended June 30, 2018 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its total liabilities of $4,270,590 at June 30, 2018, and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. OTHER CURRENT ASSETS

At June 30, 2018 and December 31, 2017, Other Current Assets were as follows:

	June 30, 2018	Dec 31, 2017
Other Current Assets:
Prepaids	$53,565	$116,623
Other Current Assets	12,029	2,709
Acquired Customer Contracts	-	37,500
Accumulated Amortization	-	(68,083)
Total Other Current Assets	$65,594	$88,749

In 2017, the Company purchased customer contracts on March 31, 2017 and started amortizing those contracts in April 2017 along with other contracts entered into in the 2nd quarter of 2017. The Company fully amortized the contracts at December 31, 2017 so it recorded no amortization in the three or six months ended June 30, 2018.

NOTE 3. STOCKHOLDERS’ EQUITY

General

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  In April 2018, the Company issued shares of 125,000 of common stock at $3.49 per share to a non-officer employee. The Company recognized compensation expense of $436,250 recorded in General and Administrative Expenses on the Consolidated Statement of Operations for the three and six months ended June 30 2018. At June 30, 2018 and December 31, 2017, there were 11,922,231 and 11,797,231 common shares outstanding, respectively. Also, in April 2018, the Company agreed to issue 19,456 shares of common stock for $48,640. The related shares were not issued as of June 30, 2018 and the amount due was recorded in Accrued Expenses on the Consolidated Balance Sheet.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2018 and December 31, 2017 there were no preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

In May 2018, the Company issued 50,000 warrant shares related to the issuance of convertible notes payable. These warrants have a five-year term with a conversion price of $4.00 per common share. In June 2018, the Company issued 40,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $1.66 per common share. Upon issuance, the fair value of these warrants totaled $78,751.

The following table outlines the activity relative to these warrants for the 6 months ended June 30, 2018:

		Weighted-
	Number	Average
	of	Exercise
	Warrant Shares	Price
Outstanding, at December 31, 2017	-	$-
Granted	90,000	2.96
Exercised	-	-
Forfeited or expired	-	-
Outstanding, at end of period	90,000	2.96
Exercisable, at June 30, 2018	90,000	$266,400
Weighted average fair value of
warrants granted during
the period		$86,360

The following table summarizes the warrants outstanding as of June 30, 2018:

		Weighted - Average
	Number	Remaining Contractual	Number
Exercise	of Warrants	Life of Warrants	of Warrants
Prices	Outstanding	Outstanding	Exercisable
$4.00	50,000	4.84 years	50,000
$1.66	40,000	1.52 years	40,000
	90,000		90,000

During the three months ended June 30, 2017, GEX entered into a Conversion Agreement with two consultants that had a $45,000 balance with the Company and issued a total of 30,000 shares of the Company’s common stock at a cost basis of $1.50 per share in order to settle this outstanding balance.

During the three months ended June 30, 2017, the Company issued 115,248 shares of its common stock to its Chief Executive Officer under a Debt Conversion Agreement, for the extinguishment of $345,745 in debt and accrued interest owed by GEX under the Line of Credit as of the Debt Conversion date.

During the three months ended June 30, 2017, the Company also issued a total of 14,252 and 2,500 shares of the Company’s common stock to a third-party investor and a third-party advisor, respectively.

NOTE 4. NOTES PAYABLE

At June 30, 2018 and December 31, 2017, Notes Payable were as follows:

	June 30, 2018	Dec 31, 2017
Note Payable: Real Estate Lien
Interest at 4.5%; $9,540 monthly principal & interest;
Balloon payment due March 22, 2022	$1,278,272	$1,310,920

Discounted Notes Payable:
Weekly payments totalling $26,654
Daily payments totalling $18,245
Debt matures by December 21,2018	1,851,930	-
Less Discounts on Notes Payable	(462,346)	-

Discounted Note Payable:
Principal and interest due August 1, 2018	500,000	-
Interest at 15%
Less Discount on Notes Payable	(51,537)	-

Convertible Notes Payable:
Principal and interest due May 3, 2019	200,000	-
Interest at 10%
Less Discount on Notes Payable	(47,974)	-

Discounted Note Payable - Related Party:
Weekly payments of $44,995
Debt matures on November 9, 2018	864,355	-
Less Discount on Notes Payable	(302,221)	-

Note Payable - Related Party:
Line of Credit up to $500,000; Due April 1, 2020	218,600	352,100
Interest at 6%
Total Notes Payable	4,049,079	1,663,020
Less Current Portion	(2,605,365)	(56,649)
Long-term Notes Payable	$1,443,714	$1,606,371

In March 2018, the Company entered into an Agreement to sell $1,066,050 of the Company's future receipts for $772,500 to provide liquidity for the Company's expansion opportunities. This agreement is personally guaranteed by Carl Dorvil, the Company's Chief Executive Officer and Chairman. The Company also incurred $23,175 in origination fees related to this transaction. The discount and amortization of origination fees that were amortized to interest expense was $190,603 for the three and six months ended June 30, 2018. The full amount of the note is due within twelve months of inception.

During the three months ended June 30, 2018, the Company entered into six discounted Notes Payable Agreements to sell its future accounts receivable and revenues to provide liquidity for working capital and the Company's expansion opportunities. On April 18, the Company entered into an Agreement to sell $490,000 of the Company's future accounts receivable for $350,000. On April 25, 2018, the Company entered into an Agreement to sell $299,800 of the Company's future accounts receivable for $200,000. On April 25, 2018, the Company entered into an Agreement to sell $374,750 of the Company's future accounts receivable for $250,000. On May 31, 2018, the Company sold $583,600 of its future accounts receivable for $400,000. On June 14, 2018, the Company entered into an Agreement to sell $299,800 of the Company’s future receivables for $200,000. On June 27, 2018, the Company sold $909,350 of its future accounts receivable for $650,000. These Agreements are personally guaranteed by Carl Dorvil, the Company's Chief Executive Officer and Chairman and by Chelsea Christopherson, the Company's President and Chief Operating Officer. The Company incurred a total of $143,500 related to origination fees on these notes. The full amount of the notes is due within twelve months. The Company recognized interest expense related to these notes totaling $ 416,239 for the three and six months ended June 30, 2018. On June 28, 2018, the Company paid $164,890 to pay off the April 25 note.

On April 26, 2018, the Company entered into two Securities Purchase Agreements, pursuant to which the Company issued Convertible Promissory Notes (“the Notes”) with principal amounts totaling up to $1,000,000, bearing interest at 10% per annum. The total amounts of the Notes that can be funded (consideration that can be loaned to the Company) is up to $887,500, after discounts of $112,500 prorated over the term of the Notes. Amounts borrowed by the Company mature in twelve months after the date of funding, and can be prepaid up to six months after issuance subject to prepayment penalties and approval by the Note holders. Any amounts outstanding on the Notes can be converted into Common Stock at a conversion price of $2.50 per share for the first six months and at a discount of up to 50% thereafter to the then current market value of the Company’s stock commencing six months after issuance. Conversion is at the sole discretion of the holders of the Notes. In May 2018, the Company borrowed $200,000 under the Notes, and received $175,000 after giving effect to discounts of 10% for each note and origination fees. The Notes are personally guaranteed by Carl Dorvil, the Company's Chief Executive Officer and Chairman and by Chelsea Christopherson, the Company's President and Chief Operating Officer. The Company incurred a total of $5,000 related to origination fees on the Notes. Additionally, the Company issued 50,000 warrant shares for debt issuance costs at an exercise price of $4.00 per share. The warrants are exercisable for five years and had a fair market value of $31,852 on the date of issuance. The Notes bear interest at 10% per annum. The Company recognized $12,000 of interest expense related to the Notes for the three and six months ended June 30, 2018. The conversion options are considered to be derivative liabilities with a fair value of zero at inception. On June 30, 2018, the fair value of the derivative liabilities was $20,455, and the Company recognized a loss of the same amount during the three months ended June 30, 2018.

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000, and bearing interest at a rate of 15% per annum. This note is personally guaranteed by Carl Dorvil, the Company's Chief Executive Officer. In connection with this note, the Company issued 40,000 warrant shares for its common stock. The exercise price for the warrants is $1.66 per common share and the warrants expire in 24 months from date of issuance. The Company recognized $47,335 of interest expense, including the amortization of debt issuance costs and the discount related to the Notes for the three and six months ended June 30, 2018. This note was due to be paid in full by August 1, 2018. The Company has been in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018. In consideration of this extension, the Company has agreed to change the exercise price on the outstanding warrants to $0.01 per share and issued and additional 40,000 warrant shares at an exercise price of $0.01 per share.

The Real Estate Lien Note had a balance of $1,278,272. The following is a schedule of the minimum principal payments required under the loan as of June 30, 2018:

Year Ended	Amount
Remainder of 2018	$28,001
2019	59,252
2020	61,973
2021	64,821
2022	67,798
2023 and beyond	996,427
Total	$1,278,272

Total interest expense was $687,084 and $4,919 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, total interest expense was $732,638 and $10,292, respectively.

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of June 30, 2018, one customer accounted for 25% while four other customers accounted for 26% of the Company’s outstanding accounts receivable balance. As of December 31, 2017, three customers made up 86% of the Company’s outstanding accounts receivable balance, and 25% were related party receivables as of June December 31, 2017. The Company had no related party receivables at June 30, 2018.

For the three months ended June 30, 2018 and June 30, 2017, one customer accounted for 24.73% and two customers accounted for 95.18% of the Company’s net revenue, respectively of which 0% and 45.3% were related party revenues for the three months ended and June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 and June 30, 2017, one customer accounted for 37.37% and two customers accounted for 95.18% of the Company’s net revenue, respectively of which 0% and 45.3% were related party revenues for the three months ended and June 30, 2018 and 2017, respectively.

NOTE 6. PROPERTY AND EQUIPMENT
The Company had the following property and equipment as of June 30, 2018 and December 31, 2017:

	June 30, 2018	Dec 31, 2017
Land	$333,778	$333,778
Buildings	2,125,642	2,125,642
Office Equipment	5,844	5,844
Total Fixed Assets	2,465,264	2,465,264
Accumulated Depreciation	(36,195)	(1,887)
Property and Equipment, net	$2,429,069	$2,463,377

Depreciation expense was $14,654 and $14,508 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017, was $34,307 and $14,652, respectively.

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413. P413 agreed to loan the Company up to $500,000 at a rate of 6%. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. This line of credit has a balance of $218,600 and $352,100 at June 30, 2018 and December 31, 2017, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020.

Professional Service Agreements

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. GEX’s CEO, Carl Dorvil, is a majority member interest owner in P413. The Company reported no revenues under this Agreement for the three and six months ended June 30, 2018 and 2017, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. GEX’s CEO, Carl Dorvil, is a majority member interest owner in Vicar. The Company reported no revenues under this Agreement for the three or six months ended June 30, 2018. The Company reported no revenues for the three months ended June 30, 2017 and $1,116 in revenues for the six months ended June 30, 2017, respectively.

Revenues

For the three months ended June 30, 2018 and 2017, the Company had no revenues from related parties, and $44,000, respectively. For the six months ended June 30, 2018 and 2017, the Company had no revenues from related parties and $64,000, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s Corporate office as of June 30, 2018:

Year ended	Amount
Remainder of 2018	$32,120
2019	60,225
Total	$92,345

The Company owns a multi-use office building in Lowell, Arkansas which is leased to various tenants. The minimum rental income to be collected as of June 30, 2018 is as follows:

Year Ended	Amount
Remainder of 2018	$73,452
2019	128,157
2020	37,616
Total	$239,225

The Company recognized rental income of $36,228 and $74,138 for the three and six months ended June 30, 2018, respectively. The Company recognized and no rental income for the three and six months ended June 30, 2017.

NOTE 9. ACQUISITIONS

On May 2, 2018, the Company purchased a 25% interest in Payroll Express, LLC (PE), a California limited liability company for $500,000 in cash. The Company recognized this investment under the equity method due to its ability to exercise significant influence over the operating and financial policies of PE. Additionally, the Company has the right, but not the obligation, to purchase an additional 26% interest under similar terms. On June 11, 2018, the Company paid $250,000 in cash to the owners of Payroll Express as a deposit towards purchasing additional shares in PE and is recorded in Other Assets on the Balance Sheet. The purchase transaction was not finalized as of June 30, 2018. During the three months ended June 30, 2018, the Company recognized $35,197 in income from its investment in PE. Some additional disclosures related to Payroll Express are as follows:

Selected Balance Sheet Data:

June 30, 2018
Current Assets	$910,738
Long-term Assets	$9,346
Current Liabilities	$783,126
Long-term Liabilities	$16,576

Selected Income Statement Data for the three and six months ended June 30, 2018:

Three and Six Months Ended June 30, 2018
Gross Profit	$133,544
Net Income before Income Taxes	$53,145

NOTE 10. SUBSEQUENT EVENTS

On July 9, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $246,500 for $170,000. On July 10, 2018, the Company entered into a discounted note payable agreement with Payroll Express to sell $437,700 of its future accounts receivable for $300,000. On July 23, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $246,500 for $170,000. On July 31, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $539,640 for $360,000. On August 14, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $149,900 for $100,000. On August 17, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $149,900 for $100,000.

On August 1, 2018, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. All principal and interest is due on January 27, 2019. The note is convertible at the lesser of $2.50 per share or 65% of the market price on the date of conversion. In connection with this note payable, on August 9, 2018, the Company issued 207,339 shares for its common stock as a commitment fee.

On August 14, 2018, the Company entered into a convertible note payable for $250,000 bearing interest at 10% per annum. All principal and interest is due on May 6, 2019. The note is convertible at $2.50 per share. In connection with this note payable, the Company issued 25,000 warrant shares for its common stock, exercisable at $4.00 per share. These warrants have a five year life.

On July 30, 2018, the Company entered into a binding letter of intent with Endeavor Plus, Inc., a corporation in the healthcare business (“Endeavor”), pursuant to which it is anticipated that the shareholders of Endeavor will exchange 100% of the issued and outstanding shares of capital stock of Endeavor for an aggregate of 13,000,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Share Exchange”). As a result of the Share Exchange, Endeavor would become a wholly owned subsidiary of the Company. The parties intend for the Share Exchange to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The Company and Endeavor expect to enter into a definitive agreement for the Share Exchange (“Share Exchange Agreement”) by September 30, 2018, and to consummate the Share Exchange on or before December 31, 2018.

On August 3, 2018, the Company entered into a Membership Interest Purchase Agreement with PE, pursuant to which the Company purchased an additional 26% of the membership interests of PE for a purchase price of (a) $250,000, plus (b) warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s common stock. As a result of this transaction, the Company now owns a total of 51% of the membership interests of PE. The Warrants are exercisable for a period of 24 months from the date of issuance. The Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $1.06 per share. The Warrants are exercisable for cash, or on a cashless basis. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive event.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations

The three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue

Our revenue for the three months ended June 30, 2018 was $3,093,230 compared to $2,887,988 for the three months ended June 30, 2017. This increase of $205,242, or approximately 7.1%, was primarily due primarily to an increase in customer contracts relating to our PEO and staffing services.

Cost of Revenues

Cost of revenue decreased to $2,639,182 for the three months ended June 30, 2018 from $2,839,028 for the three months ended June 30, 2017. This decrease of $199,846, or approximately 7.0%, was primarily due to better terms of some of our staffing and PEO services contracts,

Operating Expense

Total operating expenses for the three months ended June 30, 2018 were $1,300,131 compared to the operating cost for the three months ended June 30, 2017 of $199,086. This increase of $1,101,045 or approximately 553.1% was primarily due to the additional, corporate personnel hired to facilitate the general growth of the Company, and in addition, the Company incurred $436,250 in April 2018 in compensation expense for common stock issued to a non-officer employee.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2018 of $678,430, consisted primarily of interest expense of $687,084. Also, the Company incurred a derivative loss on the conversion options embedded in the convertible notes of $20,455, compared to other income of $172,872 for a gain on the extinguishment of debt, partially offset by $4,919 of interest expense for the three months ended June 30, 2017. Interest expense increased in 2018 due to additional debt to finance working capital and the growth of the Company.

The six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue

Our revenue for the six months ended June 30, 2018 was $6,669,781 compared to $3,058,628 for the six months ended June 30, 2017. This increase of $3,611,153, or approximately 118.1%, was primarily due primarily to an increase in customer contracts relating to our PEO and staffing services.

Cost of Revenues

Cost of revenue increased to $6,088,274 for the six months ended June 30, 2018 from $3,137,678 for the six months ended June 30, 2017. This increase of $2,950,596, or approximately 94.0%, was primarily due to two reason. First, an increase in contract staffing due to an increase in customer contracts for staffing services, and second, the Company continues to build up its personnel dedicated to servicing the Company’s PEO and staffing clients.

Operating Expense

Total operating expenses for the six months ended June 30, 2018 were $1,939,527 compared to the operating cost for the six months ended June 30, 2017 of $381,345. This increase is of $1,558,182, or 408.6%, was primarily due to the additional corporate personnel hired to facilitate the general growth of the Company, and due to

Other Income (Expense)

Other income (expense) of $722,313 for the six months ended June 30, 2018, consisted primarily of interest expense of $732,638. Interest expense increased in 2018 due to additional debt to finance working capital and the growth of the Company, and due to compensation expense of $436,250 pursuant to stock issued to an employee. The Company The Company recognized other income of $172,872 for a gain on the extinguishment of debt, partially offset by $10,292 of interest expense for the six months ended June 30, 2017.

Liquidity and Capital Resources

The Company may not have sufficient liquidity to pay its obligations and operate at current levels for the next twelve months. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through June 30, 2019. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. That said, being a minority owned business ourselves it comes at no surprise to management that we are having difficulty accessing reasonably priced capital. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management has taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to continue doing this in the future whenever it is deemed appropriate.

In addition to the aforementioned current sources of capital that will provide additional short-term liquidity, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

Additionally, even if the Company raises sufficient capital through additional equity or debt financing, strategic alternatives or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable it to develop its business to a level where it will be profitable or generate positive cash flow. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If the Company incurs additional debt, a substantial portion of its operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for business activities. The terms of any debt securities issued could also impose significant restrictions on the Company’s operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if the Company’s common stock is delisted from the public exchange markets, it may limit its ability to raise additional funds.

Although cash was comparable at $402,105 as of June 30, 2018 as compared to $410,096 at December 31, 2017. The Company had significantly more debt, which increased to $4,049,079 at June 30, 2018 from $1,663,020 at December 31, 2017. A summary of our cash flows for the six months ended June 30, was as follows:

	2018	2017
Net cash used in operating activities	$(1,644,050)	$(472,158)
Net cash used in investing activities	(750,000)	(37,500)
Net cash provided by financing activities	2,386,059	452,086
Net increase(decrease) in cash and cash equivalents	$(7,991)	$(57,572)

Net cash used in operating activities was $1,644,050 for the six months ended June 30, 2018 as compared to $472,158 cash used in operating activities for the six months ended June 30, 2017. The increase in cash used in operating activities was in part due to higher net losses in 2018 as the Company invested in corporate office personnel and the related benefits to support growth. Additionally, working capital requirements increased primarily as a result of an increase in the Company’s accounts receivable.

Net cash of $750,000 was used in the six months ended June 30, 2018 towards to purchase of equity in PE.
Net cash provided by financing activities of $2,386,059 for the six months ended June 30, 2018 came from the net proceeds from discounted notes payable agreement for the purchase and sale of the Company’s future receipts, and other notes payable which was partially offset by payments on other debt. Net cash provided by financing activities of $452,086 for the six months ended June 30, 2017 came from the sale of common stock related to a public offering pursuant to an effective registration statement and from borrowing from a related party.

Subsequent to June 30, 2018, the Company received $972,000 in net proceeds from financing arrangements including discounted notes payable from the sales of future revenues and accounts receivable, and the issuance of convertible notes payable. These short-term financing arrangements were made in order to support the future growth plans of the Company, and to provide liquidity for operating activities. Management is working aggressively to refinance any of the remaining balances not paid in full by maturity.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under SEC rules are: (1) ineffective oversight in the establishment and monitoring of required internal controls and procedures due to untimely finalization of financial statements and many corrections of balances; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2018, who communicated the matters to our management and board of directors. Management believes that the material weaknesses set forth in the items above did not have an effect on our financial results.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function and (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2018, that occurred during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to March 31, 2018, the Company issued the following unregistered securities. The issuance of securities in connection with these transactions was exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under of the Securities Act of 1933, as amended (the Securities Act”), as a transaction by an issuer not involving a public offering.

On April 17, 2018, the Company issued 125,000 shares of common stock at $3.49 per share to a non-officer employee.

On May 4, 2018, the Company issued 50,000 warrant shares in consideration for the issuance of two convertible notes payable. The warrants are exercisable at $4.00 per share, and have a five year term.

On June 4, 2018, the Company issued 40,000 warrant shares in consideration for the issuance of a notes payable. The warrants were exercisable at $1.66 per share, and have a two year term. In August 2018, the maturity date on the note was extended to August 30, 2018. In consideration of this extension, the Company has agreed to change the exercise price on the outstanding warrants to $0.01 per share and issued and additional 40,000 warrant shares at an exercise price of $0.01 per share.

On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services.

On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services.

On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee.

On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●
should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●
have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●
may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●
were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
______
* Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEX MANAGEMENT, INC.

Dated: August 20, 2018	By:	/s/ Carl Dorvil
	Name:	Carl Dorvil
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2018	By:	/s/ Dario Saintus
	Name:	Dario Saintus
	Title:	Chief Financial Officer
(Principal Accounting Officer)