Form 10-Q
period 2018-09-30
GEX MANAGEMENT, INC.
filed 2018-11-19
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 001-38288

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	56-2428818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12001 N. Central Expressway, Suite 825
Dallas, Texas 75243

(Address of principal executive offices)

(877) 210-4396

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 19, 2018 there were 30,318,847 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$137,850	$410,096
Accounts Receivable, net	324,435	91,532
Accounts Receivable - Related Party	-	30,771
Other Current Assets	1,396,390	88,749
Total Current Assets	1,858,675	621,148

Property and Equipment (Net)	13,107,792	2,463,377
Investment in PE	11,120.00	-
Other Assets	3,700	4,471

TOTAL ASSETS	$14,981,288	$3,088,996

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$58,998	$48,280
Accrued Expenses and Other	$1,246,142	20,514
Derivative Liability, Others	$27,525	$-
Accrued Interest Payable	933,469	7,433
Notes Payable Current Portion	3,205,385	56,649
Total Current Liabilities	5,471,519	132,876

Non-Current Liabilities
Notes Payable	1,210,220	1,254,271
Other Non-Current Liabilities	476,291	-
Line of Credit	1,428,314	352,100
Total Long Term Liabilities	3,114,826	1,606,371

TOTAL LIABILITIES	8,586,344	1,739,247

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding
Common Stock, $0.001 par value, 200,000,000 shares authorized, 27,843,674 and 11,797,231 shares issued and Outstanding as September 30, 2018 and December 31, 2017, respectively	27,844	11,797
Additional Paid In Capital	9,200,576	2,651,178
Retained Deficit	(2,833,476)	(1,313,226)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	6,394,943	1,349,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	14,981,288	3,088,996

GEX Management, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$3,093,477	$2,495,135	$9,763,258	$5,489,763
Revenues - Related Party	0	10,000	0	74,000
Total Revenues (1)	3,093,477	2,505,135	9,763,258	5,563,763

Cost of Revenues	2,349,304	2,384,582	8,437,578	5,522,260
Gross Profit (Loss)	744,173	120,553	1,325,681	41,503

Operating Expenses
Depreciation and Amortization	323,777	21,676	358,085	36,328
Selling and Advertising	926	78,521	99,375	108,875
General and Administrative	578,666	215,872	2,385,437	552,211
Total Operating Expenses	903,370	316,069	2,842,897	697,414

Total Operating Income (Loss)	(159,197)	(195,516)	(1,517,216)	(655,911)
Other Income (Expense)

Gain on Extinguishment of Debt	-	-	-	172,872.00
Gain on Disposition of Asset/Equity Interest	4,250,000	-	4,250,000	-
Income from Other	27,241	-	62,438	-
Derivative Loss	(78,626)	-	(99,081)	-
Interest Income( Expenses)	(3,415,503)	(1,452)	(4,152,557)	(11,744)
Net Other Income (Expense)	783,112	(1,452)	60,800	161,128

Net income (loss) before income taxes	623,916	(196,968)	(1,456,416)	(494,783)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	63,834	0	63,834	0
NET INCOME (LOSS)	560,082	(196,968)	(1,520,250)	(494,783)

BASIC and DILUTED
Weighted Average Shares Outstanding	13,369,097	8,632,432	12,575,580	8,498,281
Earnings (loss) per Share	$0.04	$(0.023)	$(0.12)	$(0.06)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sep 30, 2018	Sep 30, 2017
Cash Flows (used by) Operating Activities:
Net Loss	$(1,520,250)	(494,783)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	358,085	15,139
Shares Issued for Services	450,650	74,751
Derivative Loss	27,525
Warrants issued for debt issuance costs	78,751
Bad Debt Expense	92,102	-
Gain on Sale of Investment	(4,250,000)	-
Gain on Extinguishment of Debt	-	(172,872)
Changes in assets and liabilities:
Accounts receivable	(325,005)	69,602
Accounts receivable - Related Party	30,771	23,500
Other current assets	(1,307,641)	(89,165)
Note Receivable - Related Party	-	-
Deposits & Other Assets	750,771	(3,700)
Accounts Payable	10,718	64,268
Accounts payable - Related Party	-	(39,900)
Accrued expenses	1,225,628	(1,820)
Accrued interest payable	926,036	11,744
Net cash (used in) operating activities	(3,451,860)	(543,236)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	-	(37,500)
Investment in Payroll Express	(500,000)	-
Deposit for purchase of equity	(250,000)
Purchase of fixed assets	-	(4,113)
Net cash (used in) Investing Activities:	(750,000)	(41,613)

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	1,565,445	514,086
Proceeds from notes payable - related party	-	50,000
Payments on notes payable - related party	1,076,214	-
Payments/Proceeds on long term debt	432,241
Payments/Proceeds from notes payable (net)	6,858,215	-
Net cash provided by financing activities	3,929,614	564,086

NET INCREASE (DECREASE) IN CASH	(272,246)	(20,763)
CASH AT BEGINNING OF PERIOD	410,096	307,395

CASH AT END OF PERIOD	137,850	286,632

SUPPLEMENTAL DISCLOSURES:
Income taxes paid		-
Interest paid	$3,381,666	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable converted to Common Stock		45,000
Debt and Interest converted to Common Stock		345,745
Purchase of fixed assets	(11,000,000)
Proceeds on sale of assets	5,000,000
Proceeds from common stock/APIC	4,875,000
Payments/Proceeds from notes payable	1,125,000
Shares Issued for Services	$450,650	74,751

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017
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

Material Definitive Agreements

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

On May 2, 2018, the Company purchased a 25%  interest in Payroll Express, LLC (PE), a California limited liability company for $500,000 in cash. The Company recognized this investment under the equity method due to its ability to exercise significant influence over the operating and financial policies of PE. Additionally, the Company had the right, but not the obligation, to purchase an additional 26% interest under similar terms. On June 11, 2018, the Company paid $250,000 in cash to the owners of Payroll Express as a deposit towards purchasing additional shares in PE and is recorded in Other Assets on the Balance Sheet

On August 3, 2018, the Company entered into a Membership Interest Purchase Agreement with PE, pursuant to which the Company purchased an additional 26 % of the membership interests of PE for a purchase price of (a) $250,000, plus (b) warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s common stock. As a result of this transaction, the Company owned a total of 51% of the membership interests of PE. The Warrants were exercisable for a period of 24 months from the date of issuance. The Warrants provided for the purchase of shares of the Company’s Common Stock an exercise price of $1.06 per share. The Warrants were exercisable for cash, or on a cashless basis. The number of shares of Common Stock to be deliverable upon exercise of the Warrants were subject to adjustment for subdivision or consolidation of shares and other standard dilutive event.

On September 28, 2018, the Company, consummated a real property purchase and sale transaction (“Setco Property Purchase Transaction”) with Setco International Forwarding Corporation, a Texas corporation (“Setco”), pursuant to which the Company purchased a 16.84 acre tract of land from Setco, located at 13000 S. Lyndon B. Johnson Freeway in Dallas, Texas, for an aggregate purchase price of $11,000,000 , paid as follows:

●	$1,125,000, by the Company’s execution and delivery of a Real Estate Lien Note made to Setco (the “September 2018 Note”);

●	$4,875,000, by the Company’s issuance to Setco of 15,000,000 shares of the Company’s common stock (valued at $0.325 per share); and

●	$5,000,000, by the Company’s transfer to Setco of the Company’s 51% ownership interest in Payroll Express .

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

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. GEX’s policy is not to charge interest on receivables after the invoice becomes past due. Write-offs are recorded at the time when a customer receivable is deemed uncollectible. The Company incurred $92,102 of bad debt expense for the nine months ended September 30, 2018. No bad debt expense was incurred for the nine months ended September 30, 2017.

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

Revenue Recognition

Effective on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single, comprehensive revenue recognition model for revenue derived from contracts with customers and it supersedes the prior revenue recognition guidance, including prior guidance that is industry-specific. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 using the modified retrospective method, which applies to only the most current period presented in the financial statements. There were no significant changes to the Company’s existing revenue recognition policies as a result of adopting ASU 2014-09.

GEX enters into contracts with its clients for professional services, staffing and/or PEO services. GEX’s contract stipulates the rate and price charged to each client. GEX’s contracts for these services are generally cancellable at any time by either party with 30-days’ written notice. GEX fulfills its performance obligations each month, and the contracts generally have a term of one year with an automatic renewal after 12 months. The duration between invoicing and when GEX completes its contractual, performance obligations are satisfied is not significant. For the Company’s PEO services, payment is generally due on the date the invoice is sent to the client. For staffing and professional services payment is generally due 30 days after the invoice is sent to the client. GEX does not have significant financing components or significant payment terms.

GEX’s revenue is generally recognized ratably, month-to-month as co-employees or staffed employees perform their service at the client’s worksite. Generally, GEX’s PEO clients are invoiced concurrently with each payroll of its co-employees, and clients that utilize GEX’s staffing and back office services are billed concurrently with each payroll or on a monthly basis.

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

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the income (loss) available to common share holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share. As of September 30, 2018, the Company had 80,000 potentially dilutive shares pursuant to convertible debt and 90,000 potentially dilutive warrant shares outstanding. At December 31, 2017, the Company has no potentially dilutive common shares.

Earnings per share information for the three and nine months ended September 30, 2017 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2017 or operations or cash flows for the periods ended September 30, 2018.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through September 30, 2019.

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

The consolidated financial statements for the three and nine months ended September 30, 2018 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $9,402,000 at September 30, 2018, and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. OTHER CURRENT ASSETS

At September 30, 2018 and December 31, 2017, Other Current Assets were as follows:

	September 30, 2018	December 31, 2017
Other Current Assets:
Prepaids	$1,229,014	$116,623
Other Current Assets	167,376	2,709
Acquired Customer Contracts	-	37,500
Accumulated Amortization	-	(68,083)
Total Other Current Assets	$1,396,390	$88,749

In 2017, the Company purchased customer contracts on March 31, 2017 and started amortizing those contracts in April 2017 along with other contracts entered into in the 2nd quarter of 2017. The Company fully amortized the contracts at December 31, 2017 so it recorded no amortization in the three or nine months ended September 30, 2018.

NOTE 3. STOCKHOLDERS’ EQUITY

General

The Company is authorized to issue 200,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. In April 2018, the Company issued shares of 125,000 of common stock at $3.49 per share to a non-officer employee. The Company recognized compensation expense of $450,650 recorded in General and Administrative Expenses on the Consolidated Statement of Operations for the nine months ended September 30, 2018. At September 30, 2018 and December 31, 2017, there were 27,829,570 and  11,797,231 common shares outstanding, respectively. Also, in April 2018, the Company agreed to issue 19,456 shares of common stock for $48,640. The related shares were not issued as of September 30, 2018 and the amount due was recorded in Accrued Expenses on the Consolidated Balance Sheet.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2018 and December 31, 2017 there were no preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

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

During the three months ended September 30, 2018, the Company issued the following unregistered securities. The issuance of securities in connection with these transactions was exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under of the Securities Act of 1933, as amended (the Securities Act”), as transactions by an issuer not involving a public offering.

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction.

Warrants

In May 2018, the Company issued 50,000 warrant shares related to the issuance of convertible notes payable. These warrants have a five- year term with a conversion price of $4.00 per common share. In June 2018, the Company issued 40,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $1.66 per common share. Upon issuance, the fair value of these warrants totaled $78,751.

The following table outlines the activity relative to these warrants for the 9 months ended September 30, 2018:

		Weighted-
	Number of	Average
	Warrant Shares	Exercise Price
Outstanding, at December 31, 2017	-	$-
Granted	90,000	2.96
Exercised	-	-
Forfeited or expired	-	-
Outstanding, at end of period	90,000	2.96
Exercisable, at September 30, 2018	90,000	$266,400

Weighted average fair value of warrants granted during the period		$86,360

The following table summarizes the warrants outstanding as of September 30, 2018:

Exercise Prices	Number of Warrants Outstanding	Weighted - Average Remaining Contractual Life of Warrants Outstanding	Number of Warrants Exercisable
$4.00	50,000	4.84 years	50,000
$1.66	40,000	1.52 years	40,000
	90,000		90,000

NOTE 4. NOTES PAYABLE

At September 30, 2018 and December 31, 2017, Notes Payable were as follows:

	September 30, 2018	Dec 31, 2017
Note Payable: Real Estate Lien
Interest at 4.5%; $9,540 monthly principal & interest;
Balloon payment due March 22, 2022	$1,210,220		$1,310,920

Discounted Notes Payable:
Weekly payments totaling $26,654
Daily payments totaling $91,108
Debt matures by March 21,2019	3,440,825		-
Less Discounts on Notes Payable	(2,581,219)		-

Discounted Note Payable:
Principal and interest	500,000		-
Interest at 15%
Less Discount on Notes Payable	-	-

Convertible Notes Payable:
Principal and interest	854,363		-
Interest at 10%
Less Discount on Notes Payable	(273,251)		-

Discounted Note Payable - Related Party:
Weekly payments of $44,995
Debt matures on November 9, 2018	464,397		-
Less Discount on Notes Payable	(291,850)		-

Note Payable - Related Party:
Line of Credit; Due April 1, 2020	1,428,314		352,100
Interest at 6%
Total Notes Payable	6,320,211		1,663,020
Less Current Portion	(3,205,385)		(56,649)
Long-term Notes Payable	$3,114,826		$1,606,371

On March 6, 2018, the Company entered into an Agreement to sell $1,066,050 of the Company’s future receipts for $772,500 to provide liquidity for the Company’s expansion opportunities. During the three months ended June 30, 2018, the Company entered into six discounted Notes Payable Agreements to sell its future accounts receivable and revenues to provide liquidity for working capital and the Company’s expansion opportunities. On April 18, 2018, the Company entered into an Agreement to sell $490,000 of the Company’s future accounts receivable for $350,000. On April 25, 2018, the Company entered into an Agreement to sell $299,800 of the Company’s future accounts receivable for $200,000. On April 25, 2018, the Company entered into an Agreement to sell $374,750 of the Company’s future accounts receivable for $250,000. On May 31, 2018, the Company sold $583,600 of its future accounts receivable for $400,000. On June 14, 2018, the Company entered into an Agreement to sell $299,800 of the Company’s future receivables for $200,000. On June 27, 2018, the Company sold $909,350 of its future accounts receivable for $650,000. On July 9, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $246,500 for $170,000. On July 10, 2018, the Company entered into a discounted note payable agreement to sell $437,700 of its future accounts receivable for $300,000. On July 23, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $246,500 for $170,000. On July 31, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $539,640 for $360,000. On August 14, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $149,900 for $100,000. On August 17, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $149,900 for $100,000. On August 24, 2018, the Company entered into a discounted Note Payable agreement to sell its future accounts receivable of $224,850 for $150,000.

On August 29, 2018, the Company entered into a factoring agreement with Complete Business Solutions (“CBSG”) wherein CBSG will work as a strategic partner with the Company to provide liquidity for working capital and the Company’s expansion opportunities (organic and inorganic) on an ongoing basis. During the three months ended September 30, 2018, CBSG has purchased future receivables for a total of 1,332,983 in relation to the factoring agreement.

On April 26, 2018, the Company entered into two Securities Purchase Agreements, pursuant to which the Company issued Convertible Promissory Notes (“the Notes”) with principal amounts totaling up to $1,000,000, bearing interest at 10% per annum. The total amounts of the Notes that can be funded (consideration that can be loaned to the Company) is up to $887,500, after discounts of $112,500 prorated over the term of the Notes. Amounts borrowed by the Company mature in twelve months after the date of funding and can be prepaid up to six months after issuance subject to prepayment penalties and approval by the Note holders. Any amounts outstanding on the Notes can be converted into Common Stock at a conversion price of $2.50 per share for the first six months and at a discount of up to 50% thereafter to the then current market value of the Company’s stock commencing six months after issuance. Conversion is at the sole discretion of the holders of the Notes. In May 2018, the Company borrowed $200,000 under the Notes, and received $175,000 after giving effect to discounts of 10% for each note and origination fees. The Notes are personally guaranteed by Carl Dorvil and by Chelsea Christopherson, who are currently beneficiary shareholders with the Company and previously held the positions of CEO and COO respectively. The Company incurred a total of $5,000 related to origination fees on the Notes. Additionally, the Company issued 50,000 warrant shares for debt issuance costs at an exercise price of $4.00 per share. The warrants are exercisable for five years and had a fair market value of $31,852 on the date of issuance. The Notes bear interest at 10% per annum. The conversion options are considered to be derivative liabilities with a fair value of zero at inception. On September 30, 2018, the fair value of the derivative liabilities was $27,524.

On April 26, 2018, the Company entered into a convertible note payable for $146,681 bearing interest at 10% per annum. All principal and interest is due on April 26, 2019. The note is convertible at $2.50 per share.

On April 26, 2018, the Company entered into a convertible note payable for $146,681 bearing interest at 10% per annum. All principal and interest is due on April 26, 2019. The note is convertible at $2.50 per share.

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

On August 14, 2018, the Company entered into a convertible note payable for $250 ,000 bearing interest at 10% per annum. All principal and interest is due on May 6, 2019. The note is convertible at $2.50 per share.

On August 24, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 24, 2019. The note is convertible at $2.50 per share.

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000  and bearing interest at a rate of 15% per annum. This note is personally guaranteed by Carl Dorvil, beneficiary shareholder and former CEO of the Company. In connection with this note, the Company issued 40,000 warrant shares for its common stock. The exercise price for the warrants is $1.66 per common share and the warrants expire in 24 months from date of issuance. The Company recognized $47,335 of interest expense, including the amortization of debt issuance costs and the discount related to the Notes for the three and nine months ended September 30, 2018. This note was due to be paid in full by August 1, 2018. The Company is currently in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018 with negotiations currently underway to extend the tenure.

The Real Estate Lien Note related to the Arkansas building property had a balance of $1,210,220. The following is a schedule of the minimum principal payments required under the loan as of September 30, 2018:

Year Ended	Amount
Remainder of 2018	$15,061
2019	61,697
2020	64,813
2021	67,791
2022	70,906
2023 and beyond	929,681
Total	$1,210,220

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2018, one customer accounted for 15% while two other customers accounted for 26% of the Company’s outstanding accounts receivable balance. As of December 31, 2017, three customers made up 86% of the Company’s outstanding accounts receivable balance, and 25% were related party receivables as of December 31, 2017. The Company had no related party receivables at September 30, 2018.

In September, the Company terminated contract with 2 customers who accounted for 83% of the Company’s net staffing revenue for the three months ended September 30, 2018. While the Company is having ongoing discussions with the customers to renegotiate the contracts on more favorable terms compared to the previous service agreement, there is no guarantee that these contracts will be signed in the future.

NOTE 6. PROPERTY AND EQUIPMENT

The Company had the following property and equipment as of September 30, 2018 and December 31, 2017:

	Sep 30, 2018	Dec 31, 2017
Land	$11,333,778	$333,778
Buildings	2,125,642	2,125,642
Office Equipment	5,844	5,844
Total Fixed Assets	13,465,264	2,465,264
Accumulated Depreciation	(41,682)	(1,887)
Property and Equipment, net	$13,423,582	$2,463,377

Depreciation expense was $5,487 and $14,508 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017, was $39,795 and $14,652, respectively.

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. This line of credit has a balance of $1,218,600 and $352,100 at September 30, 2018 and December 31, 2017, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020.

Professional Service Agreements

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. The Company reported no revenues under this Agreement for the three and nine months ended September 30, 2018 and 2017, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. The Company reported no revenues under this Agreement for the three or nine months ended September 30, 2018. The Company reported no revenues for the three months ended September 30, 2017 and $1,116 in revenues for the nine months ended September 30, 2017, respectively.

Revenues

For the three months ended September 30, 2018 and 2017, the Company had no revenues from related parties, and $10,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company had no revenues from related parties and $74,000, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s Corporate office as of September 30, 2018:

Year ended	Amount
Remainder of 2018	$11,738
2019	60,225
Total	$71,963

The Company owns a multi-use office building in Lowell, Arkansas which is leased to various tenants. The minimum rental income to be collected as of September 30, 2018 is as follows:

Year Ended	Amount
Remainder of 2018	$36,228
2019	128,157
2020	37,616
Total	$202,001

The Company recognized rental income of $36,475 and $110,613 for the three and nine months ended September 30, 2018, respectively. The Company recognized and no rental income for the three and nine months ended September 30, 2017.

NOTE 9. ACQUISITIONS AND DIVESTITURES

On May 2, 2018, the Company purchased a 25% interest in Payroll Express, LLC (PE), a California limited liability company for $500,000 in cash. The Company recognized this investment under the equity method due to its ability to exercise significant influence over the operating and financial policies of PE. Additionally, the Company had the right, but not the obligation, to purchase an additional 26% interest under similar terms. On June 11, 2018, the Company paid $250,000 in cash to the owners of Payroll Express as a deposit towards purchasing additional shares in PE and is recorded in Other Assets on the Balance Sheet.

On August 3, 2018, the Company entered into a Membership Interest Purchase Agreement with PE, pursuant to which the Company purchased an additional 26% of the membership interests of PE for a purchase price of (a) $250,000, plus (b) warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s common stock. As a result of this transaction, the Company owned a total of 51% of the membership interests of PE. The Warrants were exercisable for a period of 24 months from the date of issuance. The Warrants provided for the purchase of shares of the Company’s Common Stock an exercise price of $1.06 per share. The Warrants were exercisable for cash, or on a cashless basis. The number of shares of Common Stock to be deliverable upon exercise of the Warrants were subject to adjustment for subdivision or consolidation of shares and other standard dilutive event.

On September 28, 2018, the Company, consummated a real property purchase and sale transaction (“Setco Property Purchase Transaction”) with Setco International Forwarding Corporation, a Texas corporation (“Setco”), pursuant to which the Company purchased a 16.84 acre tract of land from Setco, located at 13000 S. Lyndon B. Johnson Freeway in Dallas, Texas, for an aggregate purchase price of $11,000,000, paid as follows:

●	$1,125,000, by the Company’s execution and delivery of a Real Estate Lien Note made to Setco (the “September 2018 Note”);

●	$4,875,000, by the Company’s issuance to Setco of 15,000,000 shares of the Company’s common stock (valued at $0.325 per share); and

●	$5,000,000, by the Company’s transfer to Setco of the Company’s 51% ownership interest in Payroll Express.

In connection with the Setco Property Purchase Transaction consummated on September 28, 2018, the Company had previously deposited with Setco an earnest money escrow payment of $25,000 (“Escrow Deposit”). At the closing of the Property Purchase Transaction, (a) the Company paid real estate taxes due for the Property of approximately $784, and (b) approximately $7,559 of fees were applied to the Escrow Deposit. As a result, Setco owes the Company approximately $18,225. The September 2018 Note had a principal balance of $1,125,000, and a stated maturity date of October 5, 2018. The Principal Amount of the September 2018 Note bears interest at a rate of 18% per annum (in this case, the “Interest”), which is also payable on the Maturity Date. The Company failed to pay Setco the Principal Amount and accrued and unpaid Interest due under the September 2018 Note on the stated Maturity Date and, therefore, is in default under the September 2018 Note. The Company’s obligations to repay amounts due under the September 2018 Note are secured by the Property, and the Company has executed and delivered the September 2018 Deed of Trust, with Setco as the beneficiary. Pursuant to the September 2018 Note, 10 days after the Company fails to make any payment due under the September 2018 Note, if such payment has still not been made, a late fee of 5% will be assessed.

NOTE 10. SUBSEQUENT EVENTS

On October 15, 2018, Carl Dorvil resigned as Chief Executive Officer of the Company. In connection with his resignation, Mr. Dorvil relinquished his role as “Principal Executive Officer” of the Company for SEC reporting purposes. Mr. Dorvil also resigned as the Company’s Chairman of the Board of Directors as of such date. Mr. Dorvil’s resignation was for personal reasons and was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with Mr. Dorvil’s resignation, his Employment Agreement with the Company, dated June 26, 2017, was deemed to be terminated.

In connection with his resignation, on October 15, 2018, the Company entered into a Separation Letter and General Release Agreement with Mr. Dorvil (the “Dorvil Separation Agreement”), pursuant to which the Company agreed to pay Mr. Dorvil severance pay of three (3) months’ salary, in the aggregate amount of $37,500 (less standard withholding and applicable deductions), in consideration for his general release of the Company and certain related parties from any claims he may have against them. The severance payment is payable within 14 days from the date of Mr. Dorvil’s execution of the Dorvil Separation Agreement. The Company also agreed to reimburse Mr. Dorvil for all unreimbursed travel and business expenses to which Mr. Dorvil is entitled. The Dorvil Separation Agreement also contains standard provisions related to confidentiality and non-disparagement.

On October 15, 2018, Dario Saintus resigned as Interim Chief Financial Officer of the Company. In connection with his resignation, Mr. Saintus relinquished his role as “Principal Accounting Officer” of the Company for SEC reporting purposes. Mr. Saintus also resigned as member of the Company’s Board as of such date. Mr. Saintus’s resignation was for personal reasons and was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with Mr. Saintus’s resignation, his Employment Agreement with the Company, dated May 4, 2018, was deemed to be terminated.

In connection with his resignation, on October 15, 2018, the Company entered into a Separation Letter and General Release Agreement with Mr. Saintus (the “Saintus Separation Agreement”), pursuant to which the Company agreed to pay Mr. Saintus severance pay of three (3) months’ salary, in the aggregate amount of $9,000 (less standard withholding and applicable deductions), in consideration for his general release of the Company and certain related parties from any claims he may have against them. The severance payment is payable within 14 days from the date of Mr. Saintus’s execution of the Saintus Separation Agreement. The Company also agreed to reimburse Mr. Saintus for all unreimbursed travel and business expenses to which Mr. Saintus is entitled. The Saintus Separation Agreement also contains standard provisions related to confidentiality and non-disparagement.

On October 15, 2018, Chelsea Christopherson resigned as President and Chief Operating Officer of the Company. Ms. Christopherson also resigned as member of the Company’s Board as of such date. Ms. Christopherson’s resignation was for personal reasons and was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with Ms. Christopherson’s resignation, her Employment Agreement with the Company, dated June 26, 2017, was deemed to be terminated.

In connection with her resignation, on October 15, 2018, the Company entered into a Separation Letter and General Release Agreement with Ms. Christopherson (the “Christopherson Separation Agreement”), pursuant to which the Company agreed to pay Ms. Christopherson severance pay of three (3) months’ salary, in the aggregate amount of approximately $25,000 (less standard withholding and applicable deductions), in consideration for her general release of the Company and certain related parties from any claims she may have against them. The severance payment is payable within 14 days from the date of Ms. Christopherson’s execution of the Christopherson Separation Agreement. The Company also agreed to reimburse Ms. Christopherson for all unreimbursed travel and business expenses to which Ms. Christopherson is entitled. The Christopherson Separation Agreement also contains standard provisions related to confidentiality and non-disparagement.

On October 15, 2018, Srikumar Vanamali was appointed as a member of the Board, to fill one of the vacancies created by the resignations described above. In addition, upon effectiveness of the resignations described above, Mr. Vanamali was appointed as the Company’s Executive Director, Interim Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer, to serve in such offices at the pleasure of the Board, and until his successor has been appointed by the Board. In connection with his appointment as Interim Chief Executive Officer and Interim Chief Financial Officer of the Company, Mr. Vanamali was designated as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer,” respectively, for SEC reporting purposes,

In connection with his appointment as Executive Director and Interim Chief Executive Officer of the Company, the Company (a) agreed to pay Mr. Vanamali an annual base salary of $100,000, and (b) issued Mr. Vanamali 300,000 non-statutory stock options (the “Vanamali Stock Options”), exercisable at $1.00 per share, all of which stock options vested upon the date of grant.

On October 15, 2018, Shaheed Bailey was appointed as a member of the Board, to fill one of the vacancies created by the resignations described above. In addition, upon effectiveness of the resignations described above, Mr. Bailey was appointed as the Company’s Interim Chief Investment Officer, to serve in such offices at the pleasure of the Board, and until his successor has been appointed by the Board.

In connection with his appointment as Interim Chief Investment Officer of the Company, the Company agreed to issue Mr. Bailey 300,000 non-statutory stock options, exercisable at $1.00 per share, all of which stock options vested upon the date of grant.

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

Results of Operations

The three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue

Our revenue for the three months ended September 30, 2018 was $3,093,477 compared to $2,505,135 for the three months ended September 30, 2017. This increase of $588,342, or approximately 23%, was primarily due primarily to an increase in customer contracts relating to our PEO and staffing services.

Cost of Revenues

Cost of revenue decreased to $2,349,304 for the three months ended September 30, 2018 from $2,384,582 for the three months ended September 30, 2017. This decrease of $35,278, or approximately 1.0%, was primarily due to cost rationalization efforts associated with customer contracts relating to our PEO and staffing services.

Operating Expense

Total operating expenses for the three months ended September 30, 2018 were $903,370 compared to the operating cost for the three months ended September 30, 2017 of $316,069. This increase of $587,301 or approximately 186 % was primarily due to the additional operating expenses related to fees and related expenses associated with growth of the Company.

Other Income (Expense)

Other income for the three months ended September 30, 2018 of $783,112, consisted primarily of gain on disposition of asset of $4,250,000 and interest expense of $3,415,503. Also, the Company incurred a derivative loss on the conversion options embedded in the convertible notes of $78,626, compared to other income of $172,872 for a gain on the extinguishment of debt, partially offset by $11,744 of interest expense for the three months ended September 30, 2017. Interest expense increased in 2018 due to additional debt to finance working capital and the growth of the Company.

The nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue

Our revenue for the nine months ended September 30, 2018 was $9,763,258 compared to $5,563,763 for the nine months ended September 30, 2017. This increase of $4,199,495, or approximately 75%, was primarily due primarily to an increase in customer contracts relating to our PEO and staffing services.

Cost of Revenues

Cost of revenue increased to $8,437,578 for the nine months ended September 30, 2018 from $5,522,260 for the nine months ended September 30, 2017. This increase of $2,915,318, or approximately 53%, was primarily due to two reason. First, an increase in contract staffing due to an increase in customer contracts for staffing services, and second, the Company continues to build up its personnel dedicated to servicing the Company’s PEO and staffing clients.

Operating Expense

Total operating expenses for the nine months ended September 30, 2018 were $2,842,897 compared to the operating cost for the nine months ended September 30, 2017 of $697,414. This increase is of $2,145,483, or 308%, was primarily due to the o the additional operating expenses related to fees and related expenses associated with growth of the Company.

Other Income (Expense)

Other income of $60,800 for the nine months ended September 30, 2018, consisted primarily of gain on disposition of asset of $4,250,000 and interest expense of $4,152,557. Interest expense increased in 2018 due to additional debt to finance working capital and the growth of the Company, and due to compensation expense of $436,250 pursuant to stock issued to an employee. The Company recognized other income of $172,872 for a gain on the extinguishment of debt, partially offset by $11,744 of interest expense for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through September 30, 2019. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. That said, being a minority owned business ourselves it comes at no surprise to management that we are having difficulty accessing reasonably priced capital. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management has taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to continue doing this in the future whenever it is deemed appropriate.

In addition to the aforementioned current sources of capital that will provide additional short-term liquidity, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

A summary of our cash flows for the nine months ended September 30, was as follows:

	2018	2017
Net cash used in operating activities	$(3,451,860)	$(543,236)
Net cash used in investing activities	(750,000)	(41,613)
Net cash provided by financing activities	3,929,614	564,086
Net increase(decrease) in cash and cash equivalents	$(272,246)	$(20,763)

Net cash used in operating activities was $3,451,860 for the nine months ended September 30, 2018 as compared to $543,236 cash used in operating activities for the nine months ended September 30, 2017. The increase in cash used in operating activities was in part due to higher net losses in 2018 as the Company invested in customer and business acquisition capital and the related benefits to support growth.

Net cash provided by financing activities of  $3,929,614 for the nine months ended September 30, 2018 came primarily from the net proceeds from sale of 51% equity interest in Payroll Express and the sale of 15,000,000 shares of common stock to Setco and discounted notes payable agreement for the purchase and sale of the Company’s future receipts, and other notes payable which was partially offset by payments on other debt. Net cash provided by financing activities of $564,086 for the nine months ended September 30, 2017 came from the sale of common stock related to a public offering pursuant to an effective registration statement and from borrowing from a related party.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2018, that occurred during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with the Setco Property Purchase Transaction consummated on September 28, 2018, the Company failed to pay Setco the Principal Amount and accrued and unpaid Interest due under the September 2018 Note on the stated Maturity Date and, therefore, is in default under the September 2018 Note. The Company’s obligations to repay amounts due under the September 2018 Note are secured by the Property, and the Company has executed and delivered the September 2018 Deed of Trust, with Setco as the beneficiary. Pursuant to the September 2018 Note, 10 days after the Company fails to make any payment due under the September 2018 Note, if such payment has still not been made, a late fee of 5% will be assessed.

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfil short term payment obligations related to these debt like instruments. The Company has subsequently taken action to fulfil these debt obligations and is in the process of negotiating long term debt settlement agreements with the purchasing parties to prevent future adverse actions related to the defaults.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

4.1	4.1	Real Estate Lien Note, dated September 28, 2018 (1)
4.2	4.2	Promissory Note, dated October 10, 2018 (1)
10.1	10.1	Membership Interest Purchase Agreement, date September 28, 2018 (1)
10.2	10.2	Separation Letter and General Release Agreement with Carl Dorvil, dated October 15, 2018 (1)
10.3	10.3	Separation Letter and General Release Agreement with Dario Saintus, dated October 15, 2018 (1)
10.4	10.4	Separation Letter and General Release Agreement with Chelsea Christopherson, dated October 15, 2018 (1)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

(1)	Filed with the SEC on October 24, 2018, as an exhibit, numbered as indicated above, to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A, dated September 28, 2018, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEX MANAGEMENT, INC.

Dated: November 19, 2018	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

