Form 10-K
period 2018-12-31
GEX MANAGEMENT, INC.
filed 2019-04-15
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________to ______________

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2019: $ 697,361.

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 1, 2019, the Registrant had 348,680,636 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and from those indicated by such forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:

■	our ability to execute our business plans or growth strategy;
■	the nature of investment and acquisition opportunities we are pursuing, and the successful execution of such investments and acquisitions;
■	our ability to successfully integrate acquired businesses and realize synergies;
■	variations in our results of operations;
■	our ability to accurately forecast the revenue under our contracts;
■	competition for our services;
■	our failure to maintain a high level of client retention or the unexpected reduction in scope or termination of key contracts with major clients;
■	client dissatisfaction, our non-compliance with contractual provisions or regulatory requirements;
■	our inability to manage our relationships with our clients;
■	pending or threatened litigation;
■	unfavorable outcomes in legal proceedings;
■	our ability to generate sufficient cash to cover our interest and principal payments under our note payable, or to borrow or use credit;
■	unexpected changes in tax laws, regulations or guidance and unexpected changes in our effective tax rate; and
■	the market price of our common stock.

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

Over the last few years, GEX Management experienced tremendous growth in sales and customer pipeline - staffing business grew by over 1600%+ from 2016 to 2017 with the firm being named among the “fastest growing public companies in the North Texas region” by the Dallas Morning News, while also significantly expanding its client footprints across multiple staffing, business consulting and PEO opportunities.

Under the current management, GEX Management has set strategic goals in 2019 to expand further into areas of higher margin and growth business categories particularly in the space of IT and Management Consulting as well as identify synergistic opportunities in healthcare sector to deliver significant cost rationalization, benefits and integrated staffing solutions to clients and customers alike. In February 2019, GEX Management was invited to be a Preferred Supplier for one of the largest Managed Service Providers to Fortune 100 Companies in the Enterprise Technology Consulting and Staffing solutions space which has resulted in a significant business development opportunity that is expected to result in a strong revenue pipeline for 2019 and beyond. Additionally, GEX executed a strategic staffing agreement with a leading Ohio based Healthcare group to deliver staffing, HR management, payroll processing and benefit administration services to the client’s healthcare and clinical practice centers in the mid-west region. Management expects these and other potential organic and inorganic growth opportunities to help the firm achieve strong revenue growth while also help move towards profitability by targeting higher margin, lower cost business models and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure while maximizing efficient use of operating capital.

Business Operations

GEX Management is a progressive and growing provider of business management, PEO and staffing solutions for small to midsize businesses. By means of our value-driven co-employment model, we reduce employer stress and increase employee capacity by performing many of the skill-specific and time-intensive office functions that typically distract managers from growing their businesses. We likewise minimize employer-related risks and ensure that our clients are consistently in proper governmental compliance. Our service offerings include a robust PEO platform with online and mobile tools that allow our clients and their employees alike to manage their back-office information and conduct a variety of related functions 24-7. GEX Management also provides both long and short-term consulting and staffing solution services, including enterprise strategy and technology consulting, enterprise project management; grey, white and blue collar staffing solutions to middle market clients, and Human Capital Management (HCM) solution capabilities that include interview vetting, background checks, drug screening, employee onboarding, and more. The Company became licensed as a Professional Employer Organization (“PEO”) in 2017.

GEX Management is strategically purposed to provide tailored business service products and services to our clients. Our client-responsive approach is a key differentiator in the industry.

Specific services are described below:

Business Strategy

Our objective is to become a leading business management services company, and to continuously expand our client base. We seek to achieve this objective by continuing to implement our business strategy, which includes the primary elements enumerated below.

Marketing and Sales

Our comprehensive marketing efforts are fluid, adaptive, and results-driven. They comprise both traditional and non- traditional channels including print collateral, website, video, PowerPoint presentations, digital ads, social media posts and press releases. We likewise employ a small sales team. We strategically target small and mid-sized businesses that require the services we provide. Previously, a significant amount of corporate revenue has been derived through client referrals and management’s personal relationships. Our 2019 plan is to continue to leverage these important relationships while expanding our brand reach by means of integrated marketing campaigns, more timely, informative, and effectual messaging, and greater collaboration between marketing and sales in order to increase both client and sales growth.

Industry and Competitors

The PEO and Staffing industry is highly fragmented, resulting in robust competition. Competition affects our success in both the market segments we currently serve, as well as the new market segments we may enter in the future. We compete with several large business service companies, as well as PEOs and Administrative Service Organizations (“ASO”) that provide identical services to those GEX Management provides; some offer additional services. The financial and marketing resources of some of our competitors exceed those of GEX Management. Businesses primarily select a service provider based on price point/value, innovative/flexible product offerings, and quality of customer service.

Environmental Concerns

As a professional services company, federal, state or local laws that regulate the discharge of materials into the environment do not impact us.

Number of Employees

As of December 31, 2018 we had 6 employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

As of December 31, 2018, GEX’s corporate offices were located at 12001 N. Central Expressway Suite 825, Dallas, Texas. GEX entered into a 38-month lease agreement on September 28, 2016.

Other Property

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

On September 28, 2018, the Company, consummated a real property purchase and sale transaction (“Setco Property Purchase Transaction”) with Setco International Forwarding Corporation, a Texas corporation (“Setco”), pursuant to which the Company purchased a 16.84 acre tract of land from Setco, located at 13000 S. Lyndon B. Johnson Freeway in Dallas, Texas, for an aggregate purchase price of $11,000,000.

ITEM 3. LEGAL PROCEEDINGS

GEX is not subject to any pending legal proceedings, nor is the Company aware of any material threatened claims against it.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000, and bearing interest at a rate of 15% per annum. This note was personally guaranteed by Carl Dorvil, the Company’s former Chief Executive Officer and principal shareholder and secured, among other things, certain liens and security interests including the Setco property purchased on September 28, 2019. This note was due to be paid in full by August 1, 2018. The Company had been in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018. As of December 31, 2018, the Company failed to pay the Principal Amount and, therefore, continued to be in default under the Note.

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfill short term payment obligations related to these debt like instruments. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEXM is currently in the process of negotiating settlement terms on monies owed to these parties.

As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The potential inability of the Company to satisfy these MCA obligations in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching a resolution in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

On account of the management decision to immediately cease business discussion with most MCA groups and because of the lack of regulatory oversight in the MCA industry’s record keeping practices which could result in wrong or misleading data for balance confirmation or audit purposes , the management has relied solely on bank statement records and prior management inputs in determining the balance outstanding with MCAs as presented in the financial statements and believe this to be accurate to best of their knowledge based on internally available information .

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is included in the OTCQB Market, under the symbol GXXM. The table below summarizes the high and low closing sales prices per share for our common stock for the periods indicated, as reported on OTCQB These amounts have been adjusted to reflect the 4 for 3 stock split of our common stock effected on December 12, 2017. The Company began trading on June 13, 2017 and therefore has no activity prior to the Quarter ended June 30, 2017.

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2018
High	$3.48	$1.86	$1.15	$0.212
Low	$3.408	$1.50	$1.15	$0.212

Fiscal Year 2017
High	$—	$8.60	$10.50	$8.25
Low	$—	$1.40	$6.02	$3.41

Fiscal Year 2016
High	$—	$—	$—	$—
Low	$—	$—	$—	$—

Shareholders

As of December 31, 2018, there were approximately 80 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

No Dividends were declared for the Fiscal year 2018.

Recent Sales of Unregistered Securities

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

GEX Management is a business services company providing client employers and their employees with a broad portfolio of related products and services. We provide both long and short-term consulting and staffing solution services, including enterprise strategy and technology consulting, enterprise project management; grey, white and blue collar staffing solutions to middle market clients, and Human Capital Management (HCM) solution capabilities that include interview vetting, background checks, drug screening, employee onboarding, and more. Our PEO and Human Capital Management (HCM) platform, complete with online and mobile tools, allows our clients and their employees to digitally manage back office functions which as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration.

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

PEO-related revenues also include revenues generated from insurance administration for our PEO clients. These insurance-related revenues include insurance-related billings, as well as administrative fees that GEX collects from PEO clients and withholds from CEEs for health benefit insurance plans provided by third-party insurance carriers. Insurance- related revenues are recognized over the period the insurance coverage is provided and where collectability is reasonably assured.

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

All staffing and consulting workers are completely vetted by the company to ensure their employment terms are in adherence to all applicable state. federal and immigration laws. Additionally, GEX Management carries professional liability and fidelity/crime insurance to protect against risks involving working at third party client locations that require the workers to handle sensitive client data and equipments.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 and 2017 were $8,762,332 and $8,407,088, respectively. Of that amount, related party revenues were $0 and $104,000 for the years ended December 31, 2018 and 2017 respectively. The increase in sales was primarily due to an increase in customer contracts relating to our staffing services and focusing our efforts on growing our business while laying the foundation for expansion in the future. Revenue for our PEO clients is recorded net of payroll expense, in accordance with current revenue recognition standards.

Management has identified several gaps in the proper implementation and execution of the revenue recognition policy by the previous finance team related to staffing and PEO services, including (1) inconsistencies in application of bill rates and margin rates as documented in customer contracts against actual customer invoices resulting in contract losses (2) lack of attention to detail in documenting invoices and mapping cost of sales accurately resulting in missed invoicing and gross sales losses (3) insufficient oversight by the principal finance executive in ensuring accurate book keeping and contract follow- ups are done by the finance team resulting in build-up of un-paid receivables and eventual write-offs of .invoices despite strong sales pipelines.

To satisfy these deficiencies in past financial controls, the current management has put in processes in place to strengthen internal controls such as, (1) adherence to established contract markups through enforcement of systematic and auto-invoicing processes to minimize manual errors and enforcing timely invoice submission to clients (2) frequent follow ups by the executive management team to ensure invoices and receivables are tracked and closed in a timely manner, and (3) timely alerts to customers to notify on upcoming billing cycles and payment dues

Cost of Services and Gross Profit

The Company’s gross profit was $549,519 or 6% Gross Margin in 2018 compared to $145,167 or 2% Gross Margin in 2017. The increase was primarily due to signing higher margin contracts in 2018 compared to 2017 and also significant cost rationalization efforts associated with customer contracts relating to our PEO and staffing services in 2018 compared to 2017.

Operating Expense

Total operating expense in the years ended December 31, 2018 and 2017 were $10,048,679 and $1,171,035 respectively. The increase reflects the increase in personnel and infrastructure costs, as well as fees and related expenses associated with growth of the Company.

Other Income and Expense

Other income and expense for the years ended December 31, 2018 and 2017 was primarily made up of non-cash gain on disposition assets, interest expenses and derivative gain/losses associated with derivative instruments. Interest expense, which related primarily to the interest on notes payable, was $247,963 and $14,039 for the years ended December 31, 2018 and 2017 respectively. Gain on disposition of asset, related to sale of equity interest in Payroll Express, was $2,130,000 and $0 for the years ended December 31, 2018 and 2017 respectively. Derivative gain, primarily related to warrants was $2,418,479 and $0 for the years ended December 31, 2018 and 2017 respectively.

Net Loss

Net loss for the years ended December 31, 2018 and 2017 was $5,105,047 and $867,035, respectively. The significant increase in losses for the year was attributable to the debt amortization expenses related to the MCA debt, interest expenses related to the convertible notes, higher G&A expenses related to stock based compensation and staffing expenses related to business development.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 30, 2019. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Going forward, management intends to move away from these expensive debt like obligations and rely on other traditional and non traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2018	2017
Net cash used in operating activities	$(7,109,099)	$(990,374)
Net cash used in investing activities	(750,000)	(40,113)
Net cash provided by financing activities	7,488,785	1,133,188
Net increase(decrease) in cash and cash equivalents	$(370,314)	$102,701

Net cash used in operating activities was $7,109,099for the twelve months ended December 31, 2018 as compared to $990,374 cash used in operating activities for the twelve months ended December 31, 2017. The increase in cash used in operating activities was in part due to higher operating expenses 2018 as the Company invested in customer contracts, business acquisition capital and hiring staffing personnel to support growth.

Net cash provided by financing activities of $17,488,785 for the twelve months ended December 31, 2018 came primarily from discounted notes payable agreement for the purchase and sale of the Company’s future receipts, convertible notes and other notes payable which was partially offset by payments on other debt.

Net cash used in investing activities of $750,000 for the twelve months ended December 31, 2018 was related to investment in 51% equity interest in Payroll Express.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On March 25, 2019, the Board of Directors of GEX Management, Inc (the “Company”) approved the engagement of AJSH &Co LLP (“AJSH”) as the Company’s new independent registered public accounting firm for the year ending December 31, 2018. In connection with the selection of AJSH, the Audit Committee dismissed Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah (“Heaton”) as the Company’s independent registered public accounting firm.

The Company’s financial statements as of December 31, 2017, included in this Form 10-K have been audited by Pinnacle Accountancy Group of Utah (a d/b/a of Heaton & Company, PLLC) independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the years ended December 31, 2017 and 2016, and the subsequent interim period through September 30, 2018, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Heaton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Heaton, would have caused Heaton to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Heaton on the Company’s consolidated financial statements as of and for the years ended December 31, 2017 and 2016, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has provided Heaton with a copy of the disclosures it is making in this Current Report on Form 10-K prior to its filing with the Securities and Exchange Commission (“SEC”)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Investment Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Investment Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

As part of its review into the company’s past operational and financial controls, current management has identified a pattern of inconsistent application of established practices by the prior finance executive team related to managing and executing contractual obligations and related book keeping practices. Lack of easily accessible expense records and failure to match certain contract terms to invoices have resulted in higher costs and missed profit opportunities despite the company recording strong sales during these periods. Additionally, lack of certain documentation related to terms and invoices have introduced challenges to performing accurate and timely audit and review of financial books of records by both current management and the newly introduced independent audit firm.

Despite these challenges, management has taking extraordinary steps to mitigate this risk by (1) reviewing the book of records for the entire 2018 fiscal year and ensuring journal entries are accurately documented for all past transactions and bank statement records are matched with book entries and corrected as needed to reflect accurate records (2) perform comprehensive review of invoices and receivables and write-off long standing receivables as bad expense if required based on detailed analysis (3) transition towards automatic bank feeds to the book of records and away from the past practice of manual book entries of bank deposits or withdrawals which are subject to human errors and prone to transactions risks. Management is confident that these changes would help mitigate the potential risks related to internal controls going forward.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2018. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors have been elected to serve through the 2019 annual meeting. All officers serve at the discretion of the Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
Srikumar Vanamali	39	Executive Director, Interim	October 2018
12001 N. Central Expy. Suite 825		CEO, Interim CFO
Dallas, Texas 75243

Shaheed Bailey	32	Director, Interim	October 2018
12001 N. Central Expy. Suite 825		CIO
Dallas, TX 75243

*On October 15, 2018, , the prior Officers of the Company including Carl Dorvil (CEO), Chelsea Christopherson (COO) and Dario Saintus (Interim CFO) resigned as Officers of the Company and at the same time , Srikumar Vanamali and Shaheed Bailey were appointed as Officers and members to the Board of Directors of the Company.

Srikumar Vanamali:

Srikumar Vanamali, 37, is an experienced post-MBA executive with 15 years of top-tier, diverse experience in strategy and technology consulting, investment banking and professional business services. Mr. Vanamali has been leading the Company’s Corporate Strategy functions since June 2018. Prior to that, from January 2017 through May 2018, he worked as an investment banker at NMS Capital, a L.A.-based investment banking firm focusing on capital markets and M&A. Before joining NMS Capital, he was a Management Consultant for Sharp Decisions Inc, a business services company through which he provided consulting services to Toyota Financial Services from November 2014 through December 2016. Prior to this, he was a Consultant and Technology Lead at Infosys, a global consulting firm, from November 2003 through June 2012. Mr. Vanamali earned a Bachelor’s in Engineering, Computer Science from the University of Madras, in Chennai, Tamil Nadu, India, in 2003, and an MBA from UCLA Anderson School of Management, in Los Angeles, California, in 2014.

In October 2018, Mr. Vanamali became the Executive Director and Interim Chief Executive Officer and Director for GEX Management, Inc., and currently serves in these roles.

Shaheed Bailey:

Shaheed Bailey, 32, had been serving as Managing Partner and Chief Executive Officer of Veterans Capital Inc., a consulting firm that helps middle market companies raise equity/debt capital and locate strategic and value strategic acquisitions, and provides consulting for cost cutting, tax savings and growth strategies since October 2012. Prior to that, from June 2010 through September 2012, he served as a Sales Consultant/Partner for Sales Consultants of Morris County, a company that provided strategic consulting services. Before joining Sales Consultants of Morris County, he was a Private Banker with Wells Fargo Bank from July 2008 through April 2010. In October 2018, Mr. Bailey became the Interim Chief Investment Officer and Director for GEX Management, Inc., and currently serves in these roles.

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

Board of Directors

Our Board of Directors currently consists of two members. Our directors serve one-year terms. Our Board of Directors has affirmatively determined that there are currently no independent directors serving on our board.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2018 in all capacities for the accounts of our executives, including the Interim Chief Executive Officer (“Interim CEO”) and Interim Chief Operating Officer (“Inteim COO”):

The following officers received the following compensation for the years ended December 31, 2018. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Srikumar Vanamali,	2018	$100,000	None	None	300,000	None	None	None
Interim CEO/President	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Shaheed Bailey,	2018	-	None	None	300,000	None	None	None
Interim Chief Investment Officer	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
Srikumar Vanamali, Interim CEO/President	300,000	None	None	$1	N/A	None
Shaheed Bailey, Interim CIO	300,000	None	None	$1	N/A	None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of December 31, 2018, the following persons were known to have owned 5% or more of GEX Management’s Common Stock, as well as the Company’s officers and directors.

Name and Address of Beneficial Owner, Officer or Director	Amount Beneficially Owned	Percent of Class
Carl Dorvil	6,438,788	20.79%
SETCO Holding	15,000,000	48.43%
Directors and Officers as a Group[1]	N/A	N/A %

Directors and Officers as a Group
12001 N. Central Expy., Suite 825
Dallas, Texas 75243

1 The Current Board of Directors comprising of Srikumar Vanamali and Shaheed Bailey did not own GEX Common Stock as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 1, 2015, the Company entered into a Loan Agreement with P413 Management, LLC (“P413”). P413 agreed to loan the Company up to $500,000 at a rate of 6%. On November 1, 2017, this line of credit was increased to $1,000,000. On September 1, 2018, P413 extended a $1,000,000 line of credit to GEX Staffing, Inc. under the same terms. GEX shareholder, Carl Dorvil, is a majority member interest owner in P413. These lines of credits have a balance of $1,168,933 and $352,100 at December 31, 2018 and 2017, respectively. The LOCs are due and payable on September 1, 2019.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2018 and 2017 was $38,000 and $21,000.

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

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2019.

GEX Management, Inc.

By:	/s/ Srikumar Vanamali
Srikumar Vanamali
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Srikumar Vanamali	Interim Chief Executive Officer and Chairman of the Board	April 15, 2019
Srikumar Vanamali

By:	/s/ Shaheed Bailey	Interim Chief Investment Officer, Director	April 15, 2019
Shaheed Bailey

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

We were engaged to audit the accompanying consolidated balance sheet of GEX Management, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flow for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). As described in the following paragraph, because the Company was unable to provide all required information to satisfy us, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements. We do not express an opinion on these financial statements.

The Company was unable to provide us all required information in time till the due date for its annual filing which left us unable to complete our audit procedures and form an opinion on its financial statements. Further, the financial statements of the Company as of December 31, 2017 were audited by other independent auditors. Those independent auditors expressed an unqualified opinion on the financial statements referred to in their report dated April 6, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ AJSH & Co LLP

AJSH & Co LLP

We have served as the Company’s Auditor since 2018.

New Delhi, India

April 12, 2019

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$39,782	$410,096
Accounts Receivable, net	-	91,532
Accounts Receivable - Related Party	-	30,771
Other Current Assets and Prepaid	2,950,607	88,749
Total Current Assets	$2,990,388	$621,148
Property and Equipment, net	13,400,408	2,463,377
Other Assets	1,409,699	4,471
Total Assets	$16,800,495	$3,088,996
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$71,020	$48,280
Accrued Expenses and Other	2,070,037	20,514
Accrued Interest Payable	103,524	7,433
Notes Payable - Current Portion	6,026,039	56,649
Total Current Liabilities	8,270,620	132,876
Long-term liabilities:
Notes Payable	1,091,360	1,254,271
Lines of Credit - Related Party	1,168,933	352,100
Total Long-Term Liabilities	2,260,293	1,606,371
Total Liabilities	10,530,913	1,739,247
Commitments and contingencies (Note 10)
Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized, and 30,90,637 and 11,797,231 shares issued and outstanding	30,990	11,797
Additional Paid-In-Capital	12,656,865	2,651,178
Accumulated Deficit	(6,418,273)	(1,313,226)
Total Shareholders’ Equity (Deficit)	6,269,582	1,349,749
Total Liabilities and Shareholders’ Equity (Deficit)	$16,800,495	$3,088,996

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2018 and 2017

	2018	2017
Revenues	$8,762,332	$8,303,088
Revenues - Related Party		104,000
Total Revenues	8,762,332	8,407,088
Cost of Revenues	8,212,813	8,261,921
Gross Profit	549,519	145,167
Operating Expenses:
Depreciation and Amortization	1,927,170	58,002
Selling and Advertising	15,464	139,938
General and Administrative	8,106,045	973,095
Total Operating Expenses	10,048,679	1,171,035
Total Operating Loss	(9,499,160)	(1,025,868)
Other Income (Expense)
Gain on Extinguishment of Debt	—	172,872
Gain on Disposition of Asset/Equity Interest	2,130,000	—
Interest Income	—	—
Interest Expense	(247,963)	(14,039)
Derivative Gain (Losses)	2,418,479	—
Other Income (Expense)	93,598	—
Net Other Income (Expense)	4,394,114	158,833
Net Loss Before Income Taxes	(5,105,047)	(867,035)
Provision for Income Taxes	—	—
Net Loss	$(5,105,047)	$(867,035)
Income per common share:
Net loss per common share – basic	$(00.16)	$(0.08)
Net loss per common share – diluted	$(0.16)	$(0.08)

Weighted Average Shares:
Basic	30,990,637	11,362,120
Diluted	30,990,637	11,362,120

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2018 and 2017

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	—	$—	10,988,036	$10,988	$374,397	$(446,191)	$(60,806)

Issuance of Common Shares for Cash			366,684	367	826,721		827,088
Issuance of Common Shares for Services			47,780	48	74,702		74,750
Issuance of Common Shares for Assets			200,000	200	1,149,800		1,150,000
Issuance of Common Shares for Expenses			1,067	1	7,879		7,880
Issuance of Common Shares for Debt and Interest			153,664	153	172,719		172,872
Issuance of Common Shares for Accrued Liabilities			40,000	40	44,960		45,000

Net Loss						(867,035)	(867,035)
Balance at December 31, 2017	—	$—	11,797,231	11,797	2,651,178	(1,313,226)	$1,349,749

Issuance of Common Shares for Cash			19,456	19	48,621		48,640
Issuance of Common Shares for Services			3,941,611	3,942	4,844,225		4,848,167
Issuance of Common Shares for Assets			15,000,000	15,000	4,860,000		4,875,000
Issuance of Common Shares for Expenses			—	—	—		—
Issuance of Common Shares for Debt and Interest			232,339	232	252,841		253,073
Issuance of Common Shares for Accrued Liabilities			—	—	—		—
Net Loss						(5,105,047)	(5,105,047)
Balance at December 31, 2018	—	$—	30,990,637	$30,990	$12,656,865	$(6,418,273)	$6,269,582

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2018 and 2017

	2018	2017
Operating Activities:

Net Loss	$(5,105,047)		(867,035)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	1,927,170		58,002
Stock Issued for Services	4,848,167		74,750
Stock Issued for Expenses	-		7,880
Write Off Balance of Contract Paid with Shares			11,343
Gain on Extinguishment of Debt			(172,872)
Change in Assets and Liabilities:
Accounts Receivable	91,532		9,288
Accounts Receivable - Related Party	30,771		(7,271)
Other Current Assets/Liabilities	(2,861,858)		(118,373)
Other Assets/Liabilities	(8,208,189)		(4,471)
Accounts Payable	22,740		44,448
Accrued Expenses and other payables	2,049,523		(40,101)
Accrued Interest Payable	96,091		14,038
Net Cash Used by Operating Activities	$(7,109,099)		(990,374)
Investing Activities:
Purchase of Contracts	—		(37,500)
Investment in Equity Interest	(750,000)		—
Purchase of Fixed Assets	—		(2,613)
Net Cash Used in Investing Activities	$(750,000)		$(40,113)
Financing Activities:
Proceeds from Common Stock/APIC	48,640		827,088
Proceeds from Line of Credit - Related Party, net	816,833		306,100
Payments/Proceeds on long-term debt	(653,922)
Payments/Proceeds on short-term debt	5,969,390

Net Cash Provided by Financing Activities	$7,488,785		$1,133,188
Net increase in cash and cash equivalents	$(370,314)		$102,095
Cash and cash equivalents
Cash and cash equivalents at beginning of year	410,096		307,395
Cash and cash equivalents at end of year	$39,782		$410,096
Supplemental Disclosures:

Income Taxes Paid	$—		$—
Interest Paid	$247,963		$14,039
Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt and Interest	$253,073		$172,872
Common Shares Issued for Building	$-		$1,150,000
Common Shares Issued for Accrued Expenses – Related Party	$-		$45,000
Debt Assumed as Part of Arkansas Real Estate Purchase	$-		$1,310,920
Purchase of Land Asset	$11,000,000	$
Proceeds on sale of Equity Interest	$5,000,000	$
Common Shares issued for Land Asset Purchase	$4,875,000	$
Debt Assumed as part of Land Purchase	$1,125,000	$

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

GEX Management, Inc. (“GEX”, the “Company”, “we”, “our”, “us”) is a professional business services company that was originally formed in 2004 as Group Excellence Management, LLC d/b/a MyEasyHQ. The Company converted from a limited liability company to a C corporation in March 2016, and changed its name to GEX Management, Inc. in April 2016.

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

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. GEX’s policy is not to charge interest on receivables after the invoice becomes past due. Write-offs are recorded at the time when a customer receivable is deemed uncollectible. The Company incurred $108,646 of bad debt expense for the twelve months ended December 31, 2018.

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

Earnings per share information for the twelve months ended December 31, 2018 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2017 or operations or cash flows for the periods ended December 31. 2018.

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

The consolidated financial statements for the twelve months ended December 31, 2018 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $10,530,913 at December 31, 2018, and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. OTHER CURRENT ASSETS

At December 31, 2018 and December 31, 2017, Other Current Assets were as follows:

	December 31, 2018	December 31, 2017
Other Current Assets:
Prepaids and Debt Discounts	$2,304,819	$116,623
Other Current Assets	645,788	2,709
Acquired Customer Contracts	-	37,500
Accumulated Amortization	-	(68,083)
Total Other Current Assets	$2,950,607	$88,749

In 2017, the Company purchased customer contracts on March 31, 2017 and started amortizing those contracts in April 2017 along with other contracts entered into in the 2nd quarter of 2017. The Company fully amortized the contracts at December 31, 2017 so it recorded no amortization in the twelve months ended December 31, 2018.

NOTE 3. STOCKHOLDERS’ EQUITY

General

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

On May 15, 2017, GEX entered into a Conversion Agreement with two consultants that had a $45,000 balance with the Company. In accordance with the terms and conditions of the Conversion Agreement, GEX issued a total of 40,000 shares of the Company’s common stock, at a cost basis of $1.125 per share. The two consultants were issued 20,000 shares each of the total 40,000 shares issued by the Company.

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

During the twelve months ended December 31, 2018, the Company issued the following unregistered securities. The issuance of securities in connection with these transactions was exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under of the Securities Act of 1933, as amended (the Securities Act”), as transactions by an issuer not involving a public offering.

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

As of December 31, 2018, the Company was authorized to issue 200,000,000 common shares at a par value of $0.001 per share. In April 2018, the Company issued shares of 125,000 of common stock at $3.49 per share to a non-officer employee. The Company recognized compensation expense of $450,650 recorded in General and Administrative Expenses on the Consolidated Statement of Operations for the nine months ended September 30, 2018. At December 31, 2018 and December 31, 2017, there were 30,971,181 and 11,797,231 common shares outstanding, respectively.

As of December 31, 2018, the Company was authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. At December 31, 2018 and December 31, 2017 there were no preferred shares outstanding. The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

Warrants

In May 2018, the Company issued 50,000 warrant shares related to the issuance of convertible notes payable. These warrants have a five- year term with a conversion price of $4.00 per common share. In June 2018, the Company issued 40,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $1.66 per common share. In June 2018, the Company issued 40,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $1.66 per common share.. In Aug 2018, the Company issued 25,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $4 per common share. In Aug 2018, the Company issued 10,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $4 per common share. In Aug 2018, the Company issued 2,000,000 warrant shares related to the transaction for Payroll Express. These warrants have a two-year term with a conversion price of $1.04 per common share.

The following table outlines the activity relative to these warrants for the 12 months ended December 31, 2018:

		Weighted-
	Number of	Average
	Warrant Shares	Exercise Price
Outstanding, at December 31, 2017	-	$-
Granted	2,125,000	1.19
Exercised	-	-
Forfeited or expired	-	-
Outstanding, at end of period	2,125,000	1.19
Exercisable, at December 31, 2018	2,125,000	$1.19

The following table summarizes the warrants outstanding as of December 31, 2018:

Exercise Prices	Number of Warrants Outstanding	Weighted - Average Remaining Contractual Life of Warrants Outstanding	Number of Warrants Exercisable
$4.00	85,000	4.84 years	85,000
$1.66	40,000	1.52 years	40,000
1.06	2,000,000	1,92 years	2,000,000
	2,125,000		2,125,000

NOTE 4. NOTES PAYABLE

At December 31, 2018 and December 31, 2017, Notes Payable were as follows:

	December 31, 2018	December 31, 2017
Note Payable: Real Estate Lien
Interest at 4.5%; $9,540 monthly principal & interest;
Balloon payment due March 22, 2022	$1,195,159	$1,310,920

Notes Payable: Merchant Cash Advance	4,484,146

Note Payable:
Principal and interest	465,142	-
Interest at 15%

Convertible Notes Payable:
Principal and interest	972,952	-
Interest at 10%

Line of Credit - Relate ; Due April 1, 2020	1,168,933	352,100
Interest at 6%
Total Notes Payable	8,286,332	1,663,020
Less Current Portion	(6,026,039)	(56,649)
Long-term Notes Payable	$2,260,293	$1,606,371

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

On August 29, 2018, the Company entered into a factoring agreement with Complete Business Solutions (“CBSG”) wherein CBSG will work as a strategic partner with the Company to provide liquidity for working capital and the Company’s expansion opportunities (organic and inorganic) on an ongoing basis. As a result of this, the company obtained weekly disbursement related to sale of future receivables for $300,205 on Aug 29, 2018, $300,205 on Sep 5, 2018, $270,793 on Sep 12, 2018, $257,765 on Sep 19, 2018, $204,015 on Sep 26, 2018, $165,087 on Oct 3, 2018, $152,075 on Oct 10, 2018, $152,075 on Oct 17, 2018, $152,075 on Oct 24, 2018, $152,075 on Oct 31, 2018, $282,000 on Nov 2, 2018, $186,245 on Nov 7, 2018, $195,780 on Nov 14, 2018, $187,495 on Nov 28, 2018, $173,586 on Dec 5, 2018, $167,075 on Dec 12, 2018, $167,075 on Dec 19, 2018 and $167,075 on Dec 26, 2018.

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

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000 and bearing interest at a rate of 15% per annum. This note is personally guaranteed by Carl Dorvil, beneficiary shareholder and former CEO of the Company. In connection with this note, the Company issued 40,000 warrant shares for its common stock. The exercise price for the warrants is $1.66 per common share and the warrants expire in 24 months from date of issuance. This note was due to be paid in full by August 1, 2018. The Company is currently in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018 with negotiations underway to extend the tenure.

The Real Estate Lien Note related to the Arkansas building property had a balance of $1,195,159. The following is a schedule of the minimum principal payments that were required under the loan as of December 31, 2018:

Year Ended	Amount
Remainder of 2018	$-
2019	61,967
2020	64,813
2021	67,791
2022	70,906
2023 and beyond	929,682
Total	$1,195,159

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

On December 31, 2017, the company had 91.532 outstanding accounts receivable balance with its customers.

As of December 31, 2018, the company had no outstanding accounts receivable balance with its customers.

In September, the Company terminated contract with 2 customers who accounted for 83% of the Company’s net staffing revenue for the twelve months ended December 31, 2018. While the Company is having ongoing discussions with the customers to renegotiate the contracts on more favorable terms compared to the previous service agreement, there is no guarantee that these contracts will be signed in the future.

NOTE 6. PROPERTY AND EQUIPMENT

The Company had the following property and equipment as of December 31, 2018 and December 31, 2017:

	Dec 31, 2018	Dec 31, 2017
Land	$11,333,778	$333,778
Buildings	2,125,642	2,125,642
Office Equipment	5,935	5,844
Total Fixed Assets	13,400,408	2,465,264
Accumulated Depreciation	(64,947)	(1,887)
Property and Equipment, net	$13,335,461	$2,463,377

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. This line of credit has a balance of $1,168,933 and $352,100 at December 31, 2018 and December 31, 2017, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020.

Professional Service Agreements

On March 1, 2015 the Company entered into an Outsourcing Agreement with P413 Management, LLC (“P413”) to provide back office services to P413. The Company reported no revenues under this Agreement for the twelve months ended December 31, 2018 and 2017, respectively.

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. As of December 31, 2017 and 2016 Vicar had an outstanding balance owed to the Company of $30,771 and $23,500, respectively. The Company reported no revenues under this Agreement for the twelve months ended December 31, 2018.

Revenues

For the twelve months ended December 31, 2018 and 2017, the Company had $0 and $104,000 revenues from related parties, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s Corporate office as of December 31, 2018:

Year ended	Amount
Remainder of 2018	$-
2019	60,225
Total	$60,225

The Company owns a multi-use office building in Lowell, Arkansas which is leased to various tenants. The minimum rental income to be collected as of December 31, 2018 is as follows:

Year Ended	Amount
Remainder of 2018	$-
2019	128,157
2020	37,616
Total	$202,001

The Company recognized rental income of $280,092 for the twelve months ended December 31, 2018. The Company recognized and no rental income for the twelve months ended December 31, 2017.

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

While the Company intended to take advantage of the collateral provided by the Setco real estate to obtain loan against property for working capital purposes as well as reduce high interest loan obligations related to Merchant Cash Advances, the prior management was unable to secure required financing because of (1) challenges associated with identifying an investor who was ready to match the valuation of $11,000,000 provided by the valuation company introduced by Setco for evaluating the property (2) feedback from multiple lending sources related to the lack of readily available access to the property which would further depress the value of the property against the established valuation by the valuation company, and (3) lack of sophisticated investors ready to invest in the land at the valuation provided by the valuation company that would have provided the Company sufficient funds to immediately take care of its short and long term debt obligations. As a result of this assessment and given failure to gain traction on the intended but missed capital opportunity on account of potentially misleading information by a service provider, management is currently reviewing with counsel available options to review and, if required, possibly seek damages from targeted parties to compensate the firm for the damages incurred related to pursuing transaction options related to this potentially incorrect valuation.

NOTE 10. SUBSEQUENT EVENTS

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000, and bearing interest at a rate of 15% per annum. This note was personally guaranteed by Carl Dorvil, the Company’s former Chief Executive Officer and principal shareholder and secured, among other things, certain liens and security interests including the Setco property purchased on September 28, 2019. This note was due to be paid in full by August 1, 2018. The Company had been in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018. As of December 31, 2018, the Company failed to pay the Principal Amount and, therefore, continued to be in default under the Note. Subsequently on March 5, 2019, Civitas proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in Civitas taking possession of the Setco property resulting in the elimination of the $500,000 Civitas note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books.

Effective February 19, 2019, the Board of Directors of the Company approved the authorization of eight hundred thousand (800,000) shares of Series A1 Voting Preferred Stock (the “Series A1 Preferred Stock”) and approved the issuance to Srikumar Vanamali, the Corporation’s Interim CEO and Executive Director, of four hundred thousand (400,000) shares of this Series A1 Preferred Stock and approved the issuance to Shaheed Bailey, the Corporation’s Interim Chief Investment Officer and Director, of four hundred thousand (400,000) shares of this Series A1 Preferred Stock. As a result of the issuance of the Series A1 Preferred Stock Shares to Mr. Srikumar Vanamali and Mr Shaheed Bailey, , Mr. Srikumar Vanamali and Mr. Shaheed Bailey obtained voting rights over the Company’s outstanding voting stock on February 19, 2019, which provide them combined the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Srikumar Vanamali and Mr. Shaheed Bailey will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. In the event Mr. Srikumar Vanamali and Mr. Shaheed Bailey are no longer acting as Officers and Directors of the Board of Directors of the Corporation, the shares of Series A1 Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. In relation to this, Form 3 was filed in SEC for both Srikumar Vanamali and Shaheed Bailey related to the 10% Beneficial ownership on account of the majority voting control through the preferred shares.

On February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with an and all accrued interest payable on the note as of the date of the agreement.

On March 16, 2019, the PEO license associated with GEX Management and registered with the Texas Department of Licensing and Regulation expired. Given the PEO business contributed to less than 5% of gross revenue historically for the firm and given the firm’s strategic focus is towards Staffing and Consulting revenue streams for 2019, management has decided to not renew the license at this time but will reserve the option for future renewal based on the appropriate business opportunity.

As of March 30, 2019, the Company has defaulted on the lease payable for the corporate offices located in 12001, N Central Expressway, Suite #825. Dallas TX 75243 for the months of January and February 2019. The Company is currently negotiating the lease renewal terms while also exploring alternate cost-efficient office spaces and is expected to reach a lease settlement agreement and decision related to the location of its future corporate offices on or before May 1, 2019

