Form 10-Q
period 2019-03-31
GEX MANAGEMENT, INC.
filed 2019-05-20
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 16, 2019 there were 789,425,581 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”). The management would like to disclose that the audit review related to this Form 10-Q report related to fiscal period ending March 31, 2019 has not been completed by the PCAOB auditor and a subsequent amended 10Q will be filed by the management as soon as the auditor review is completed for this fiscal period. The reason for the delay in the audit review is because of the significant delays experienced by the auditor in completing the audit of the FY 2018 financial statements because of lack of strong financial controls by the prior finance executive management, including inaccurate book-keeping records of company financials, lack of easily accessible expense records and failure to match certain contract terms to invoices, lack of necessary backup documentation in support of financial transactions and lack of proper documentation related to terms and invoices that have introduced considerable challenges to performing accurate and timely audit and review of financial books of records by both current management and the newly introduced independent auditors. Current management is working closely with the auditors to mitigate these challenges and is hopeful of completing the audit and subsequent review within the next few weeks followed by an amended filing of the required financial reports.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$34,080	$39,782
Accounts Receivable, net	(2,660)
Accounts Receivable - Related Party	-
Other Current Assets	2,029,440	2,950,607
Total Current Assets	2,060,861	2,990,388

Property and Equipment (Net)	(64,567)	13,400,408
Other Assets	7,171,107	1,409,699

TOTAL ASSETS	$9,167,401	$16,800,495

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$72,270	$71,020
Accrued Expenses and Other Current Liabilities	$975,645	2,070,037
Accrued Interest Payable	99,951	103,524
Notes Payable Current Portion	4,575,787	6,026,039
Total Current Liabilities	5,723,653	8,270,620

Non-Current Liabilities
Notes Payable	-	1,091,360
Other Non-Current Liabilities	-	-
Line of Credit	201,178	1,168,933
Total Long Term Liabilities	201,178	2,260,293

TOTAL LIABILITIES	5,924,831	10,530,913

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding
Common Stock, $0.001 par value, 15,000,000,000 shares authorized, 334,080,636 and 30,90,637 shares issued and Outstanding as March 31, 2019 and December 31, 2018, respectively	260,070	30,990
Additional Paid In Capital	4,987,163	12,656,865
Retained Deficit	(2,004,663)	(6,418,273)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,242,569	6,269,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	9,167,401	16,800,495

GEX Management, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$95,402	$3,578,575
Revenues - Related Party	0	-
Total Revenues (1)	95,402	3,578,575

Cost of Revenues	30,000	3,817,972
Gross Profit (Loss)	65,402	(239,397)

Operating Expenses
Depreciation and Amortization	-	19,654
Selling and Advertising	-	19,194
General and Administrative	79.492	270,585
Total Operating Expenses	79,492	309,433

Total Operating Income (Loss)	(14,090)	(548,830)
Other Income (Expense)		654

Income from Other	13,031	37,910
Interest Income( Expenses)	-	(45,554)
Net Other Income (Expense)	13,031	(6,990)

Net income (loss) before income taxes	(1,059)	(555,820)
Provision for income taxes	-	-
Net Income Attributable to Non Controlling Interest	-	0
NET INCOME (LOSS)	(1,059)	(555,820)

BASIC and DILUTED
Weighted Average Shares Outstanding	334,080,636	11,797,231
Earnings (loss) per Share	$(0.000003)	$(0.05)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	Mar 31, 2018
Cash Flows (used by) Operating Activities:
Net Loss	$(1,059)	(555,820)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization		17,155
Changes in assets and liabilities:
Accounts receivable	94,192	(165,547)
Accounts receivable - Related Party
Other current assets and liabilities	(1,940,691)	23,464
Note Receivable - Related Party	-	-
Deposits & Other Assets/Liabilities	(6,182,256)
Accounts Payable	23,990	(32,824)
Accounts payable - Related Party	-
Accrued expenses and other payables	955,131	39,189
Accrued interest payable	92,518	5,209
Net cash (used in) operating activities	(6,958,175)	(669,174)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	2,584,258
Proceeds/Payments from notes payable	(150,922)	730,915
Payments/Proceeds from short term notes payable (net)	4,519,138	-
Net cash provided by financing activities	6,952,473	730,915

NET INCREASE (DECREASE) IN CASH	(5,702)	61,741)
CASH AT BEGINNING OF PERIOD	39,782	410,096

CASH AT END OF PERIOD	34,080	471,837

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018
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

In September 2018, the Company terminated contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and Q1 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts requiring attachment of future receivables of customer receipts with the MCA institutions as well as a result of management decision to move away from low margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Despite these setbacks, the current management, has set strategic goals in 2019 to expand into areas of higher margin and higher growth categories particularly in the space of IT and Management Consulting as well as identify synergistic opportunities within the healthcare sector to deliver significant cost rationalization, benefits and integrated staffing solutions to clients and customers alike. As a result of management efforts towards achieving this strategic goal, GEX Management was invited in February to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the largest Managed Service Providers ( MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting and Staffing solutions space. This has resulted in a significant new business development opportunity for GEX that is expected to yield a strong revenue and growth pipeline starting Q2 2019, with sales expected to pick up momentum in Q3 and Q4 2019. The first technology consultant that GEX hired through this Preferred Supplier initiative has already been successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client with the consultant expected to begin onsite services via GEX starting June 2019; additional contract hires are expected to follow suit with sales expected to significantly pick up during the second half of the year as a result of GEX sales and recruiting efforts for preferred placement opportunities across the country. Additionally, GEX executed a strategic staffing agreement with a leading Ohio based Healthcare group to deliver staffing, HR management, payroll processing and benefit administration services to the client’s healthcare and clinical practice centers in the mid-west region which is expected to show results starting Q2 2019. Furthermore, GEX is in talks with multiple staffing and consulting companies to identify synergistic acquisition opportunities to help compensate for the lost revenue and growth momentum in Q4 2018 and Q1 2019 due to the contract terminations and regain its position as one of the fastest growing staffing businesses in the local and national markets while also developing a long term and sustainable business pipeline model. Management expects these and other potential organic and inorganic growth initiatives to help the firm eventually achieve strong and stable revenue growth while also help move towards profitability by targeting a higher margin, lower cost business model and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure while maximizing efficient use of operating capital during future periods.

In addition to these planned strategic growth initiatives which are expected to fully materialize during the second half of 2019, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to reduce the overall convertible notes burden on the balance sheet which totaled to over $1.2M by over 40% of the principal outstanding balance to less than $750,000 as of April 2019 through strategic conversions of these notes to common equity initiated by the convertible note issuers throughout Q1 2019, thus demonstrating a strong market interest by retail and institutional investors in the GEX growth platform evidenced by the record high market volume of GEX trading stock in the OTC markets - this momentum is expected to sustain through 2019 and beyond as a result of these management growth initiatives and the continued support of investors and shareholders alike. Finally, management believes that the material reduction of MCA related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. The inability or failure by the firm to immediately address these toxic MCA instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments.

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

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000, and bearing interest at a rate of 15% per annum. This note was personally guaranteed by Carl Dorvil, the Company’s former Chief Executive Officer and principal shareholder and secured, among other things, certain liens and security interests including the Setco property purchased on September 28, 2019. This note was due to be paid in full by August 1, 2018. The Company had been in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018. As of December 31, 2018, the Company failed to pay the Principal Amount and, therefore, continued to be in default under the Note. Subsequently on March 5, 2019, the noteholder proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the noteholder taking possession of the Setco property resulting in the elimination of the $500,000 Civitas note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books and with the elimination of the Setco property assets from the company books.

On February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with an and all accrued interest payable on the note as of the date of the agreement and the elimination of the AMAST property related assets from the company books.

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

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. GEX’s policy is not to charge interest on receivables after the invoice becomes past due. Write-offs are recorded at the time when a customer receivable is deemed uncollectible. No bad debt expense was incurred for the 3 months ended March 31, 2018. No bad debt expense was incurred for the 3 months ended March 31, 2017.

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

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the income (loss) available to common share-holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share..

Earnings per share information for the three months ended March 31, 2019 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2018 or operations or cash flows for the periods ended March 31, 2019.

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

The consolidated financial statements for the three months ended March 31, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities as of March 31, 2019, and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. OTHER CURRENT ASSETS

At March 31, 2019 and December 31, 2018, Other Current Assets were $2,029,440 and $88,749 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to MCAs and Derivative Assets.

At March 31, 2019 and December 31, 2018, Other Assets were $7,171,107 and $4,471 respectively. Other Assets primarily comprised of long term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. In March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion.

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

Effective February 19, 2019, the Board of Directors of the Company approved the authorization of eight hundred thousand (800,000) shares of Series A1 Voting Preferred Stock (the “Series A1 Preferred Stock”) and approved the issuance to Srikumar Vanamali, the Corporation’s Interim CEO and Executive Director, of four hundred thousand (400,000) shares of this Series A1 Preferred Stock and approved the issuance to Shaheed Bailey, the Corporation’s Interim Chief Investment Officer and Director, of four hundred thousand (400,000) shares of this Series A1 Preferred Stock. As a result of the issuance of the Series A1 Preferred Stock Shares to Mr. Srikumar Vanamali and Mr Shaheed Bailey, Mr. Srikumar Vanamali and Mr. Shaheed Bailey obtained voting rights over the Company’s outstanding voting stock on February 19, 2019, which provide them combined the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Srikumar Vanamali and Mr. Shaheed Bailey will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. In the event Mr. Srikumar Vanamali and Mr. Shaheed Bailey are no longer acting as Officers and Directors of the Board of Directors of the Corporation, the shares of Series A1 Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. In relation to this, Form 3 was filed in SEC for both Srikumar Vanamali and Shaheed Bailey related to the 10% Beneficial ownership on account of the majority voting control through the preferred shares.

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

The following table outlines the activity relative to these warrants for the 3 months ended March 31, 2019:

		Weighted-
	Number of	Average
	Warrant Shares	Exercise Price
Outstanding, at December 31, 2017	-	$-
Granted	2,125,000	1.19
Exercised	-	-
Forfeited or expired	-	-
Outstanding, at end of period	2,125,000	1.19
Exercisable, at March 31, 2019	2,125,000	$1.19

The following table summarizes the warrants outstanding as of March 31, 2019:

Exercise Prices	Number of Warrants Outstanding	Weighted - Average Remaining Contractual Life of Warrants Outstanding	Number of Warrants Exercisable
$4.00	85,000	4.84 years	85,000
$1.66	40,000	1.52 years	40,000
1.06	2,000,000	1,92 years	2,000,000
	2,125,000		2,125,000

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

On August 8, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 8, 2019.

On August 14, 2018, the Company entered into a convertible note payable for $250 ,000 bearing interest at 10% per annum. All principal and interest is due on May 6, 2019.

On August 24, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 24, 2019.

On January 18 2019, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. All principal and interest is due on July 18, 2019. In connection with this note payable , the Company issued 538,095 shares for its common stock as a commitment fee.

On February 15, 2019, the Company entered into a convertible note payable for $43,000 bearing interest at 10% per annum. All principal and interest is due on February 15, 2020.

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

The Real Estate Lien Note related to the Arkansas building property had a balance of $1,195,159 as of December 31, 2018. On February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the remaining balance of real estate lien note secured by the building along with an and all accrued interest payable on the note as of the date of the agreement.

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of March 31, 2019, the company had no outstanding accounts receivable balance with its customers. As of December 31, 2018, the company had no outstanding accounts receivable balance with its customers.

In September 2018, the Company terminated contract with 2 customers who accounted for 83% of the Company’s net staffing revenue for the twelve months ended December 31, 2018. While the Company is having ongoing discussions with the customers to renegotiate the contracts on more favorable terms compared to the previous service agreement, there is no guarantee that these contracts will be signed in the future.

NOTE 6. PROPERTY AND EQUIPMENT

As a result of the foreclosure actions related to the AMAST and Setco properties, the Company did not own material fixed assets as of March 31, 2019 compared to December 31, 2018:

	Mar 31, 2019	Dec 31, 2018
Land	$-	$11,333,778
Buildings	-	2,125,642

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

On September 1, 2015 the Company entered into an Outsourcing Agreement with Vicar Capital Advisors, LLC (“Vicar”) to provide back office services to Vicar. The Company reported no revenues under this Agreement for the three months ended March 31, 2019.

Revenues

For the three months ended March 31, 2019 and 2018, the Company had no revenues from related parties.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s Corporate office as of March 31, 2019:

Year ended	Amount
Remainder of 2019	$60,225

Total	$60,225

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

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000, and bearing interest at a rate of 15% per annum. This note was personally guaranteed by Carl Dorvil, the Company’s former Chief Executive Officer and principal shareholder and secured, among other things, certain liens and security interests including the Setco property purchased on September 28, 2019. This note was due to be paid in full by August 1, 2018. The Company had been in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018. As of December 31, 2018, the Company failed to pay the Principal Amount and, therefore, continued to be in default under the Note. Subsequently on March 5, 2019, the noteholder proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the noteholder taking possession of the Setco property resulting in the elimination of the $500,000 Civitas note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books and with the elimination of the Setco property assets from the company books.

While the Company had intended to take advantage of the collateral provided by the Setco real estate to obtain loan against property for working capital purposes as well as reduce high interest loan obligations related to Merchant Cash Advances, the prior management was unable to secure required financing because of (1) challenges associated with identifying an investor who was ready to match the valuation of $11,000,000 provided by the valuation company introduced by Setco for evaluating the property (2) feedback from multiple lending sources related to the lack of readily available access to the property which would further depress the value of the property against the established valuation by the valuation company, and (3) lack of sophisticated investors ready to invest in the land at the valuation provided by the valuation company that would have provided the Company sufficient funds to immediately take care of its short and long term debt obligations. As a result of this assessment and given failure to gain traction on the intended but missed capital opportunity on account of potentially misleading information by a service provider, management is currently reviewing with counsel available options to review and, if required, possibly seek damages from targeted parties to compensate the firm for the damages incurred related to pursuing transaction options related to this potentially incorrect valuation.

On February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with an and all accrued interest payable on the note as of the date of the agreement and the elimination of the AMAST property related assets from the company books.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

General

GEX Management, Inc., a Texas corporation (the “Company,” “GEX,” “we,” “our,” “us,” and words of similar import) is a Staffing and Professional Services Company that provides services and general business consulting to companies for a variety of their staffing needs. We generate substantially all of our revenue from the staffing and other professional services we offer. These professional services, in addition to staffing, include: Strategy and technology consulting, accounting and bookkeeping, human resources and business consultation and optimization.

Results of Operations

The three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue

Our revenue for the three months ended March 31, 2019 was $95,402 compared to $3,578,575 for the three months ended March 31, 2018. This drastic fall in revenue, was primarily due to termination of contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and Q1 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts requiring attachment of future receivables of customer receipts with the MCA institutions as well as a result of management decision to move away from low margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Operating Expense

Total operating expenses for the three months ended March 31, 2019 was $79.492 compared to the operating cost for the three months ended March 31, 2019 of $309,433. This reduction in operating expenses was primarily due to the cost rationalization initiatives by the current management.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through September 30, 2019. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. That said, being a minority owned business ourselves it comes at no surprise to management that we are having difficulty accessing reasonably priced capital. However, the opportunity to make a significant return for our investors was so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. However, because of the highly irregular and unregulated nature of the Merchant Cash Advance industry which also resulted in significant harm to the company’s revenue stream and client contract relationships, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, primarily rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. As an alternative to MCA financing, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses as described above, there has been no other changes in our internal control procedures over financial reporting (except as described in the previous section) identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have not been served with any lawsuit or received official notice on legal proceedings to which we are a party or of which any of our property is the subject nor are we subject to any material proceedings that are contemplated by any governmental authority at this time.

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

On account of the management decision to cease business discussion with most MCA groups and because of the lack of regulatory oversight in the MCA industry’s record keeping practices which could result in wrong or misleading data for balance confirmation or audit purposes , the management has relied solely on bank statement records and prior management inputs in determining the balance outstanding with MCAs as presented in the financial statements and believe this to be accurate to best of their knowledge based on internally available information .

As of March 31, 2019, the Company has defaulted on the lease payable for the corporate offices located in 12001, N Central Expressway, Suite #825. Dallas TX 75243 for the months of January, February and March 2019. While at present the Company still retains the lease at this corporate office with lease payments and related penalties due to be paid to restore full access to corporate personnel, the Company is currently negotiating the lease renewal terms and is expected to reach a lease settlement agreement shortly with the landlords.

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

GEX MANAGEMENT, INC.

Dated: May 20, 2019	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

