Form 10-Q/A
period 2019-03-31
GEX MANAGEMENT, INC.
filed 2019-05-22
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of Gex Management, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 20, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

GEX MANAGEMENT, INC.

Dated: May 22, 2019	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

