Form 10-K/A
period 2018-12-31
GEX MANAGEMENT, INC.
filed 2019-08-26
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

1701 W. Northwest Highway

Grapevine, Texas 76051

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

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of August 21, 2019, the Registrant had 4,989,854,055 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of GEX Management, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2018 as filed with the SEC on August 26, 2019 (the “2018 Annual Report”), is being filed to include in the Annual Report the Report of Independent Registered Public Accounting Firm (“Audit Report”) and the updated Financial Statements schedule as required by Part IV (Items 15) of Form 10-K.

In addition to amending Item 15 of Part IV to include to Audit Report and updated Financial Statements, this Amendment amends Item 15 of Part IV to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amends the cover page to update the number of shares of Company stock outstanding as of August 21, 2019.

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

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 and 2017 were $9,261,910 and $8,407,088, respectively. Of that amount, related party revenues were $0 and $104,000 for the years ended December 31, 2018 and 2017 respectively. The increase in sales was primarily due to an increase in customer contracts relating to our staffing services and focusing our efforts on growing our business while laying the foundation for expansion in the future. Revenue for our PEO clients is recorded net of payroll expense, in accordance with current revenue recognition standards.

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

The Company’s gross profit was $784,074 or 8% Gross Margin in 2018 compared to $145,167 or 2% Gross Margin in 2017. The increase was primarily due to signing higher margin contracts in 2018 compared to 2017 and also significant cost rationalization efforts associated with customer contracts relating to our PEO and staffing services in 2018 compared to 2017.

Operating Expense

Total operating expense in the years ended December 31, 2018 and 2017 were $5,541,966 and $1,171,035 respectively. The increase reflects the increase in personnel and infrastructure costs, as well as fees and related expenses associated with growth of the Company.

Other Income and Expense

Other income and expense for the years ended December 31, 2018 and 2017 was primarily made up of non-cash gain on disposition assets, interest expenses and derivative gain/losses associated with derivative instruments. Interest expense, which related primarily to the interest on notes payable, was $279,662 and $14,039 for the years ended December 31, 2018 and 2017 respectively. Gain on disposition of asset, related to sale of equity interest in Payroll Express, was $2,130,000 and $0 for the years ended December 31, 2018 and 2017 respectively. Derivative gain, primarily related to warrants was $1,188,685 and $0 for the years ended December 31, 2018 and 2017 respectively.

Net Loss

Net loss for the years ended December 31, 2018 and 2017 was $5,105,429 and $867,035, respectively. The significant increase in losses for the year was attributable to the debt amortization expenses related to the MCA debt, interest expenses related to the convertible notes, higher G&A expenses related to stock-based compensation and staffing & service contract amortization expenses related to business development.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2018	2017
Net cash used in operating activities	$(17,699,769)	$(990,374)
Net cash used in investing activities	(750,000)	(40,113)
Net cash provided by financing activities	18,069,915	1,133,188
Net increase(decrease) in cash and cash equivalents	$(379,854)	$102,701

Net cash used in operating activities was $17,699,769 for the twelve months ended December 31, 2018 as compared to $990,374 cash used in operating activities for the twelve months ended December 31, 2017. The increase in cash used in operating activities was in part due to higher operating expenses 2018 as the Company invested in customer contracts, business acquisition capital and hiring staffing personnel to support growth.

Net cash provided by financing activities of $18,069,915 for the twelve months ended December 31, 2018 came primarily from discounted notes payable agreement for the purchase and sale of the Company’s future receipts, convertible notes and other notes payable which was partially offset by payments on other debt.

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

On August 21, 2019, the Board of Directors of GEX Management, Inc (the “Company”) approved the engagement of Slack and Company, LLC (“Slack & Co.”) as the Company’s new independent registered public accounting firm for the year ending December 31, 2018. In connection with the selection of Slack & Co., the Audit Committee dismissed AJSH &Co LLP as the Company’s independent registered public accounting firm

The Company’s financial statements as of December 31, 2017, included in this Form 10-K have been audited by Pinnacle Accountancy Group of Utah (a d/b/a of Heaton & Company, PLLC) independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

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

Name	Age	Position	Held Since
Srikumar Vanamali	37	Executive Director, Interim	October 2018
1701 W. Northwest Highway		CEO, Interim CFO
Grapevine, Texas 76051

Shaheed Bailey	32	Director, Interim	October 2018
1701 W. Northwest Highway		CIO
Grapevine, Texas 76051

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2018 and 2017 was $53,000 and $21,000.

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

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2019.

GEX Management, Inc.

By:	/s/ Srikumar Vanamali
Srikumar Vanamali
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Srikumar Vanamali	Interim Chief Executive Officer and Chairman of the Board
Srikumar Vanamali

By:	/s/ Shaheed Bailey	Interim Chief Investment Officer, Director
Shaheed Bailey

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. (the “Company”) as of December 31, 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the one year period ended December 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year in the one-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Slack and Company, LLC

We have served as the Company’s auditor since August 21, 2019

August 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016

Farmington, Utah

August 26, 2019

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$30,242	$410,096
Accounts Receivable, net	18,265	91,532
Accounts Receivable - Related Party	-	30,771
Other Current Assets and Prepaid	1,755,971	88,749
Total Current Assets	$1,804,477	$621,148
Property and Equipment, net	13,396,353	2,463,377
Other Assets	3,406,093	4,471
Total Assets	$18,606,923	$3,088,996
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$22,705	$48,280
Accrued Expenses and Other	1,525,830	20,514
Derivative Liability and Others	931,315	-
Accrued Interest Payable	149,817	7,433
Notes Payable - Current Portion	6,049,047	56,649
Total Current Liabilities	8,678,715	132,876
Long-term liabilities:
Notes Payable	1,254,289	1,254,271
Lines of Credit - Related Party	542,978	352,100
Total Long-Term Liabilities	1,797,267	1,606,371
Total Liabilities	10,475,982	1,739,247
Commitments and contingencies (Note 10)
Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized, and 46,575,244 and 11,797,231 shares issued and outstanding	46,575	11,797
Additional Paid-In-Capital	14,503,021	2,651,178
Accumulated Deficit	(6,418,655)	(1,313,226)
Total Shareholders’ Equity (Deficit)	8,130,941	1,349,749
Total Liabilities and Shareholders’ Equity (Deficit)	$18,606,923	$3,088,996

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2018 and 2017

	2018	2017
Revenues	$9,261,910	$8,303,088
Revenues - Related Party		104,000
Total Revenues	9,261,910	8,407,088
Cost of Revenues	8,477,836	8,261,921
Gross Profit	784,074	145,167
Operating Expenses:
Depreciation and Amortization	2,957,406	58,002
Selling and Advertising	-	139,938
General and Administrative	2,584,560	973,095
Total Operating Expenses	5,541,966	1,171,035
Total Operating Loss	(4,757,893)	(1,025,868)
Other Income (Expense)
Gain on Extinguishment of Debt	—	172,872
Gain on Disposition of Asset/Equity Interest	2,130,000	—
Interest Income	—	—
Interest Expense	(279,662)	(14,039)
Derivative Gain (Losses)	1,188,685	—
Other Income (Expense)	(3,386,560)	—
Net Other Income (Expense)	(347,537)	158,833
Net Loss Before Income Taxes	(5,105,429)	(867,035)
Provision for Income Taxes	—	—
Net Loss	$(5,105,429)	$(867,035)
Income per common share:
Net loss per common share – basic	$(00.11)	$(0.08)
Net loss per common share – diluted	$(0.11)	$(0.08)

Weighted Average Shares:
Basic	46,575,244	11,362,120
Diluted	46,575,244	11,362,120

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2018 and 2017

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	—	$—	10,988,036	$10,988	$374,397	$(446,191)	$(60,806)

Issuance of Common Shares for Cash			366,684	367	826,721		827,088
Issuance of Common Shares for Services			47,780	48	74,702		74,750
Issuance of Common Shares for Assets			200,000	200	1,149,800		1,150,000
Issuance of Common Shares for Expenses			1,067	1	7,879		7,880
Issuance of Common Shares for Debt and Interest			153,664	153	172,719		172,872
Issuance of Common Shares for Accrued Liabilities			40,000	40	44,960		45,000

Net Loss						(867,035)	(867,035)
Balance at December 31, 2017	—	$—	11,797,231	11,797	2,651,178	(1,313,226)	$1,349,749

Issuance of Common Shares for Services			19,545,674	19,546	6,739,003		6,758,548
Issuance of Common Shares for Assets			15,000,000	15,000	4,860,000		4,875,000
Issuance of Common Shares for Expenses			—	—	—		—
Issuance of Common Shares for Debt and Interest			232,339	232	252,841		253,073
Issuance of Common Shares for Accrued Liabilities			—	—	—		—
Net Loss						(5,105,429)	(5,105,429)
Balance at December 31, 2018	—	$—	46,575,244	$46,575	$14,503,021	$(1,313,226)	$8,130,941

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2018 and 2017

	2018	2017
Operating Activities:

Net Loss	$(5,105,429)	(867,035)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	2,957,406	58,002
Stock Contract Services	-	74,750
Stock Issued for Expenses	-	7,880
Write Off Balance of Contract Paid with Shares	-	11,343
Gain on Extinguishment of Debt	-	(172,872)
Gain on Sale of Investment	(2,130,000)	-
Gain /Loss on Derivative Instruments	(1,188,685)
Change in Assets and Liabilities:
Accounts Receivable	73,267	9,288
Accounts Receivable - Related Party	30,771	(7,271)
Other Current Assets/Liabilities	(1,667,222)	(118,373)
Other Assets/Liabilities	(17,397,433)	(4,471)
Accounts Payable	(25,575)	44,448
Accrued Expenses	1,505,316	(40,101)
Accrued Interest Payable	142,384	14,038
Net Cash Used by Operating Activities	$(17,699,769)	(990,374)
Investing Activities:
Purchase of Contracts	—	(37,500)
Investment in Equity Interest	(750,000)	—
Purchase of Fixed Assets	—	(2,613)
Net Cash Used in Investing Activities	$(750,000)	$(40,113)
Financing Activities:
Proceeds from Common Stock/APIC	11,886,621	827,088
Proceeds from Line of Credit - Related Party, net	190,878	306,100
Proceeds from Notes payable, net	5,992,416

Net Cash Provided by Financing Activities	$18,069,915	$1,133,188
Net increase in cash and cash equivalents	$(379,854)	$102,095
Cash and cash equivalents
Cash and cash equivalents at beginning of year	410,096	307,395
Cash and cash equivalents at end of year	$30,242	$410,096
Supplemental Disclosures:

Income Taxes Paid	$—	$—
Interest Paid	$279,662	$14,039
Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt and Interest	$253,073	$172,872
Common Shares Issued for Services	$6,758,548
Common Shares Issued for Building	$-	$1,150,000
Common Shares Issued for Accrued Expenses – Related Party	$-	$45,000
Debt Assumed as Part of Arkansas Real Estate Purchase	$-	$1,310,920
Purchase of Land Asset	$11,000,000	$
Proceeds on sale of Equity Interest	$5,000,000	$
Common Shares issued for Land Asset Purchase	$4,875,000	$
Debt Assumed as part of Land Purchase	$1,125,000	$

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

The consolidated financial statements for the twelve months ended December 31, 2018 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $10,475,982 at December 31, 2018, and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. OTHER CURRENT ASSETS

At December 31, 2018 and December 31, 2017, Other Current Assets were as follows:

	December 31, 2018	December 31, 2017
Other Current Assets:
Prepaids and Debt Discounts	$1,494,466	$116,623
Other Current Assets	261,505	2,709
Acquired Customer Contracts	-	37,500
Accumulated Amortization	-	(68,083)
Total Other Current Assets	$1,755,971	$88,749

In 2017, the Company purchased customer contracts on March 31, 2017 and started amortizing those contracts in April 2017 along with other contracts entered into in the 2nd quarter of 2017. The Company fully amortized the contracts at December 31, 2017.

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

As of December 31, 2018, the Company was authorized to issue 200,000,000 common shares at a par value of $0.001 per share. In April 2018, the Company issued shares of 125,000 of common stock at $3.49 per share to a non-officer employee. The Company recognized compensation expense of $450,650 recorded in General and Administrative Expenses on the Consolidated Statement of Operations for the nine months ended September 30, 2018. As of December 31, 2018 and December 31, 2017, there were 46,575,244 and 11,797,231 common shares outstanding, respectively.

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

Warrants

In May 2018, the Company issued 50,000 warrant shares related to the issuance of convertible notes payable. These warrants have a five- year term with a conversion price of $4.00 per common share. In June 2018, the Company issued 40,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $1.66 per common share. In August 2018, the Company issued 25,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $4 per common share. On Aug 6, 2018, the Company issued 25,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $4 per common share. On Aug 29, 2018, the Company issued 10,000 warrant shares related to the issuance of a note payable. These warrants have a two-year term with a conversion price of $4 per common share. In Aug 2018, the Company issued 2,000,000 warrant shares related to the transaction for Payroll Express. These warrants have a two-year term with a conversion price of $1.04 per common share.

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

The Real Estate Lien Note related to the Arkansas building property had a balance of $1,254,289. The following is a schedule of the minimum principal payments that were required under the loan as of December 31, 2018:

Year Ended	Amount
Remainder of 2018	$-
2019	59,250
2020	61,973
2021	64,820
2022	67,797
2023 and beyond	1,000,449
Total	$1,254,289

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

NOTE 6. PROPERTY AND EQUIPMENT

The Company had the following property and equipment as of December 31, 2018 and December 31, 2017:

	Dec 31, 2018	Dec 31, 2017
Land	$11,335,278	$333,778
Buildings	2,125,642	2,125,642
Office Equipment	5,935	5,844
Total Fixed Assets	13,400,408	2,465,264
Accumulated Depreciation	(70,502)	(1,887)
Property and Equipment, net	$13,396,353	$2,463,377

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. The total line of credit has a balance of $542,978 and $352,100 at December 31, 2018 and December 31, 2017, respectively.

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

Revenues

For the twelve months ended December 31, 2018 and 2017, the Company had $0 and $104,000 revenues from related parties, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s Corporate office as of December 31, 2018:

Year ended	Amount
Remainder of 2018	$-
2019	65,700
Total	$65,700

The Company owns a multi-use office building in Lowell, Arkansas which is leased to various tenants. The minimum rental income to be collected as of December 31, 2018 is as follows:

Year Ended	Amount
Remainder of 2018	$-
2019	152,811
2020	39,028
Total	$191,839

The Company recognized rental income of $146,543 for the twelve months ended December 31, 2018. The Company recognized and no rental income for the twelve months ended December 31, 2017.

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

