Form 10-Q/A
period 2019-03-31
GEX MANAGEMENT, INC.
filed 2019-08-28
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of GEX Management, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 20, 2019 (the “Form 10-Q”), is to amend Part I (Item 1 and 2) with the updated Financial Statements and related informed as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q.

In addition to amending Items 1 and 2 of Part I with updated Financial Statements, this Amendment amends Item 6 of Part II to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, which we filed with the SEC on August 26, 2019 (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,849	$30,242
Accounts Receivable, net	5,387	18,265
Accounts Receivable - Related Party	-	-
Other Current Assets	1,702,167	1,755,971
Total Current Assets	1,733,404	1,804,477

Property and Equipment (Net)	7,435	13,396,353
Other Assets	3,353,343	3,406,093

TOTAL ASSETS	$5,094,182	$18,606,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$20,206	$22,705
Accrued Expenses and Other Current Liabilities	$446,083	1,525,830
Derivative Liability, Others	913,315	931,315
Accrued Interest Payable	138,955	149,817
Notes Payable Current Portion	5,341,605	6,049,047
Total Current Liabilities	6,860,165	8,678,715

Non-Current Liabilities
Notes Payable	-	1,254,289
Other Non-Current Liabilities	-	-
Line of Credit	483,677	542,978
Total Long Term Liabilities	483,677	1,797,267

TOTAL LIABILITIES	7,343,841	10,475,982

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding
Common Stock, $0.001 par value, 15,000,000,000 shares authorized, 334,080,636 and 46,575,244 shares issued and Outstanding as March 31, 2019 and December 31, 2018, respectively	257,170	46,575
Additional Paid In Capital	4,207,679	14,503,021
Retained Deficit	(6,714,508)	(6,418,655)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,249,659)	8,130,941

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	5,094,182	18,606,923

GEX Management, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$84,849	$3,578,575
Revenues - Related Party	-	-
Total Revenues (1)	84,849	3,578,575

Cost of Revenues	39,755	3,817,972
Gross Profit (Loss)	45,094	(239,397)

Operating Expenses
Depreciation and Amortization	56,762	19,654
Selling and Advertising	-	19,194
General and Administrative	131,477	270,585
Total Operating Expenses	188,239	309,433

Total Operating Income (Loss)	(143,145)	(548,830)
Other Income (Expense)		654

Income from Other	(6,515)	37,910
Interest Income( Expenses)	(61,479)	(45,554)
Net Other Income (Expense)	(67,995)	(6,990)

Net income (loss) before income taxes	(211,140)	(555,820)
Provision for income taxes	-	-
Net Income Attributable to Non Controlling Interest	-	0
NET INCOME (LOSS)	(211,140)	(555,820)

BASIC and DILUTED
Weighted Average Shares Outstanding	334,080,636	11,797,231
Earnings (loss) per Share	$(0.0006)	$(0.05)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	Mar 31, 2018
Cash Flows (used by) Operating Activities:
Net Loss	$(211,140)	(555,820)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	56,762	17,155
Changes in assets and liabilities:
Accounts receivable	12,877	(165,547)
Accounts receivable - Related Party
Other current assets and liabilities	53,804	23,464
Note Receivable - Related Party	-	-
Other Assets/Liabilities	2,755,850
Accounts Payable	(2,499)	(32,824)
Accounts payable - Related Party	-
Accrued expenses and other payables	(1,079,747)	39,189
Accrued interest payable	(10,862)	5,209
Net cash (used in) operating activities	1,575,045	(669,174)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	-
Proceeds/Payments from notes payable	(1,313,590)	730,915
Payments/Proceeds from short term notes payable (net)	(707,442)	-
Net cash provided by financing activities	(2,021,033)	730,915

NET INCREASE (DECREASE) IN CASH	(445,988)	61,741
CASH AT BEGINNING OF PERIOD	471,837	410,096

CASH AT END OF PERIOD	25,849	471,837

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

NOTE 2. OTHER CURRENT ASSETS

At March 31, 2019 and December 31, 2018, Other Current Assets were $1,702,167 and $1,755,971 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to MCAs and Derivative Assets.

At March 31, 2019 and December 31, 2018, Other Assets were $3,353,343 and $3,406,093 respectively. Other Assets primarily comprised of long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of March 31, 2019, the company had $5,387 outstanding accounts receivable balance with its customers. As of December 31, 2018, the company had $18,265 outstanding accounts receivable balance with its customers.

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

Related Party Transactions

Debt Agreements

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. This line of credit has a balance of $483,677 and $542,978 at March 31, 2018 and December 31, 2018, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020.

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

Results of Operations

The three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue

Our revenue for the three months ended March 31, 2019 was $84,849 compared to $3,578,575 for the three months ended March 31, 2018. This drastic fall in revenue, was primarily due to termination of contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and Q1 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts requiring attachment of future receivables of customer receipts with the MCA institutions as well as a result of management decision to move away from low margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Operating Expense

Total operating expenses for the three months ended March 31, 2019 was $188,239 compared to the operating cost for the three months ended March 31, 2018 of $309,433. This reduction in operating expenses was primarily due to the cost rationalization initiatives by the current management.

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

GEX MANAGEMENT, INC.

Dated: August 28, 2019	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

