Form 10-Q/A
period 2019-06-30
GEX MANAGEMENT, INC.
filed 2019-08-28
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of GEX Management, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 19, 2019 (the “Form 10-Q”), is to amend Part I (Item 1 and 2) with the updated Financial Statements and related informed as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q.

In addition to amending Items 1 and 2 of Part I with updated Financial Statements, this Amendment amends Item 6 of Part II to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

GEX MANAGEMENT, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,944	$30,242
Accounts Receivable, net	5,387	18,265
Accounts Receivable - Related Party	-	-
Other Current Assets	1,667,587	1,755,971
Total Current Assets	1,695,918	1,804,477

Property and Equipment (Net)	7,435	13,396,353
Other Assets	3,300,593	3,406,093

TOTAL ASSETS	$5,003,946	$18,606,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$20,206	$22,705
Accrued Expenses and Other Current Liabilities	$447,564	1,525,830
Derivative Liability	913,315	931,315
Accrued Interest Payable	175,828	149,817
Notes Payable Current Portion	4,789,907	6,049,047
Total Current Liabilities	6,346,821	8,678,715

Non-Current Liabilities
Notes Payable	-	1,254,289
Other Non-Current Liabilities	-	-
Line of Credit	483,677	542,978
Total Long Term Liabilities	483,677	1,797,267

TOTAL LIABILITIES	6,830,497	10,475,982

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding
Common Stock, $0.001 par value, 15,000,000,000 shares authorized, 3,137,172,011 and 30,90,637 shares issued and Outstanding as June 30, 2019 and December 31, 2018, respectively	1,938,784	46,575
Additional Paid In Capital	3,072,263	14,503,021
Accumulated Deficit	(6,837,599)	(6,418,655)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,826,552	8,130,941

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	5,003,946	18,606,923

GEX Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$162,435	3,093,230	$247,284	$6,669,781
Revenues - Related Party	-	-	0	-
Total Revenues (1)	162,435	3,093,230	247,284	6,669,781

Cost of Revenues	47,440	2,639,182	87,195	6,088,274
Gross Profit (Loss)	114,995	454,048	160,089	581,507

Operating Expenses
Depreciation and Amortization	52,750	14,654	109,512	34,307
Selling and Advertising	-	45,098	-	98,448
General and Administrative	58,967	1,240,379	190,444	1,806,772
Total Operating Expenses	111,717	1,300,131	299,956	1,939,527

Total Operating Income (Loss)	3,278	(846,083)	(139,867)	(1,358,020)

Gain on Extinguishment of Debt	-	0	-	-
Gain of Disposition of Asset	-	35,197	-	35,197
Derivative Gain (Loss)	-	(20,455)	-	(20,455)
Income from Other	-	0	-	-
Interest Income(Expenses)	(64,527)	(693,172)	(126,007)	(737,055)
Net Other Income (Expense)	(126,369)	678,430	(194,363)	(722,313)

Net income (loss) before income taxes	(123,091)	(1,524,513)	(334,230)	(2,080,333)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	-	-	-	0
NET INCOME (LOSS)	(123,091)	(1,524,513)	(334,230)	(2,080,333)

BASIC and DILUTED
Weighted Average Shares Outstanding	3,137,172,011	11,900,256	3,137,172,011	11,805,401
Earnings (loss) per Share	0.0000038	(0.13)	$(0.00001)	$(0.18)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Month Ended	Six Month Ended
	Jun-19	Jun-18
Cash Flows (used by) Operating Activities:
Net Income/ Loss	$(334,230)	(2,080,333)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	109,512	34,307
Shares Issued for Services		436,250
Warrants issued for debt issuance costs	-	78,751
Derivative Loss		20,455
Gain on Sale of Investment		-
Gain on Extinguishment of Debt	-	-
Bad Debt Expense		92,102
Changes in assets and liabilities:
Accounts receivable	12,877	(393,987)
Accounts receivable - Related Party		30,771
Other current assets/liabilities	88,384	23,155
Other Assets/Liabilities	3,371,781	(10,351)
Accounts Payable	(2,499)	12,744
Accrued expenses and other payables	(1,078,266)	100,630
Accrued interest payable	26,011	11,456
Net cash (used in) operating activities	2,193,570	(1,644,050)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	-	-
Acquisition of equity interest		(500,000)
Deposit for purchase of equity		(250,000)
Purchase of fixed assets	-	-
Net cash (used in) Investing Activities:	-	(750,000)

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC		-
Proceeds (payments) notes payable – related party	-	(133,500)
Payments/Proceeds on long term debt	(1,313,590)	(29,157)
Payments/Proceeds from short term notes payable (net)	(1,259,141)	2,548,716
Net cash provided by financing activities	(2,572,731)	2,386,059

NET INCREASE (DECREASE) IN CASH	(379,161)	(7,991)
CASH AT BEGINNING OF PERIOD	402,105	410,096

CASH AT END OF PERIOD	22,944	402,105

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

NOTE 2. OTHER CURRENT ASSETS

At June 30, 2019 and December 31, 2018, Other Current Assets were $1,667,587 and $1,755,971 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to MCAs and Derivative Assets.

At June 30, 2019 and December 31, 2018, Other Assets were $3,300,593 and $3,406,093 respectively. Other Assets primarily comprised of long term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of June 30, 2019, the company had $5,387 outstanding accounts receivable balance with its customers. As of December 31, 2018, the company had $18,265 in accounts receivable balance with its customers.

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

Results of Operations

The three months ended June 30, 2019 compared to the three months ended Jnue 30, 2018

Revenue

Our revenue for the three months ended June 30, 2019 was $162,435 compared to $3,093,230 for the three months ended June 30, 2018. This drastic fall in revenue, was primarily due to termination of contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and Q1 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts requiring attachment of future receivables of customer receipts with the MCA institutions as well as a result of management decision to move away from low margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Operating Expense

Total operating expenses for the three months ended June 30, 2019 was $111,717 compared to the operating cost for the three months ended June 30, 2018 of $1,300,131. This reduction in operating expenses was primarily due to the cost rationalization initiatives by the current management.

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

