Form 10-Q
period 2019-09-30
GEX MANAGEMENT, INC.
filed 2019-11-19
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of November 15, 2019 there were 5,903,508,139 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,192	$30,242
Accounts Receivable, net	8,715	18,265
Accounts Receivable - Related Party	-	-
Other Current Assets	1,667,587	1,755,971
Total Current Assets	1,692,494	1,804,477

Property and Equipment (Net)	7,435	13,396,353
Other Assets	3,247,843	3,406,093

TOTAL ASSETS	$4,947,772	$18,606,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$34,210	$22,705
Accrued Expenses and Other Current Liabilities	$468,045	1,525,830
Derivative Liability	892,672	931,315
Accrued Interest Payable	175,828	149,817
Notes Payable Current Portion	4,733,886	6,049,047
Total Current Liabilities	6,304,641	8,678,715

Non-Current Liabilities
Notes Payable	-	1,254,289
Other Non-Current Liabilities	-	-
Line of Credit	483,677	542,978
Total Long Term Liabilities	483,677	1,797,267

TOTAL LIABILITIES	6,788,318	10,475,982

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 800,000 shares issued and outstanding
Common Stock, $0.001 par value, 15,000,000,000 shares authorized, 5,903,508,139 and 30,90,637 shares issued and Outstanding as September 30, 2019 and December 31, 2018, respectively	4,705,120	46,575
Additional Paid In Capital	423,648	14,503,021
Accumulated Deficit	(6,969,314)	(6,418,655)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,840,546)	8,130,941

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	4,947,772	18,606,923

GEX Management, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$24,354	3,093,477	$271,638	$9,763,258
Revenues - Related Party	-	-	0	-
Total Revenues (1)	24,354	3,093,477	271,638	9,763,258

Cost of Revenues	8,127	2,349,304	95,322	8,437,578
Gross Profit (Loss)	16,227	744,173	176,316	1,325,680

Operating Expenses
Depreciation and Amortization	52,750	323,777	162,262	358,085
Selling and Advertising	-	926	-	99,375
General and Administrative	40,635	578,666	231,079	2,385,437
Total Operating Expenses	93,385	903,369	393,341	2,842,897

Total Operating Income (Loss)	(77,158)	(159,196)	(217,025)	(1,517,217)

Gain on Extinguishment of Debt	-	0	-	-
Gain of Disposition of Asset	-	4,250,000	-	4,250,000
Derivative Gain (Loss)	(54,558)	(78,626)	(54,558)	(99,081)
Income from Other	-	27.241	(126,007)	62,438
Interest Income(Expenses)	-	(3,415,503)	-	(4,152,557)
Net Other Income (Expense)	(54,558)	783,112	(248,921)	60,800

Net income (loss) before income taxes	(131,716)	623,916	(465,946)	(1,456,416)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	-	63,834	-	63,384
NET INCOME (LOSS)	(131,716)	560,082	(465,946)	(1,520,250)

BASIC and DILUTED
Weighted Average Shares Outstanding	5,903,508,139	13,369,097	5,903,508,139	12,575,580
Earnings (loss) per Share	0.00002	0.04	$(0.00008)	$(0.12)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Month Ended	Nine Month Ended
	Sep-19	Sep-18
Cash Flows (used by) Operating Activities:
Net Income/ Loss	$(465,946)	(1,520,250)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	162,262	358,085
Shares Issued for Services		450,650
Warrants issued for debt issuance costs	-	78,751
Derivative Loss		27,525
Gain on Sale of Investment		(4,250,000)
Gain on Extinguishment of Debt	-	-
Bad Debt Expense		92,102
Changes in assets and liabilities:
Accounts receivable	9,549	(325,005)
Accounts receivable - Related Party		30,771
Other current assets/liabilities	88,384	(1,307,641)
Other Assets/Liabilities	3,733,114	750,771
Accounts Payable	11,505	10,718
Accrued expenses and other payables	(1,057,785)	1,225,628
Accrued interest payable	26,011	926,036
Net cash (used in) operating activities	2,507,094	(3,451,860)

Cash Flows from (used in) Investing Activities:
Purchase of customer contracts	-	-
Acquisition of equity interest		(500,000)
Deposit for purchase of equity		(250,000)
Purchase of fixed assets	-	-
Net cash (used in) Investing Activities:	-	(750,000)

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC		1,565,445
Proceeds (payments) notes payable – related party	-	1,076,214
Payments/Proceeds on long term debt	(1,313,590)	432,241
Payments/Proceeds from short term notes payable (net)	(1,315,162)	6,858,215
Net cash provided by financing activities	(2,628,752)	3,929,614

NET INCREASE (DECREASE) IN CASH	(121,658)	(272,246)
CASH AT BEGINNING OF PERIOD	137,850	410,096

CASH AT END OF PERIOD	16,192	137,850

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2019 and 2018

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

In September 2018, the Company terminated contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and continuing into 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts requiring attachment of future receivables of customer receipts with the MCA institutions as well as a result of management decision to move away from low margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Despite these setbacks, the current management, has set strategic goals in 2019 to expand into areas of higher margin and higher growth categories particularly in the space of IT and Management Consulting as well as identify synergistic opportunities within the healthcare sector to deliver significant cost rationalization, benefits and integrated staffing solutions to clients and customers alike. As a result of management efforts towards achieving this strategic goal, GEX Management was invited in February to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting and Staffing solutions space. This has resulted in a significant new business development opportunity for GEX. The first technology consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client, additional contract hires are expected to follow suit. To accelerate these efforts, GEX has partnered with a reputed, Delaware based Recruitment Process Outsourcing (RPO) firm to bring in highly experienced IT strategy recruitment consultants to work with the GEX sales team to rapidly place qualified candidates to these active positions and start building out the revenue pipeline – these efforts are starting to show results in Q4 2019 and expected to continue into 2020 in line with the strategic plan outlined at the beginning of the year. Additionally, In Q4 2019, GEX has signed a contract with a California based, high growth, highly visible, social media entertainment platform to provide key corporate consulting services - this contract has started to bring revenue starting Q4 2019 and is expected to significantly expand in 2020 with a focus on corporate strategy, advisory and corporate “CFO” level consulting services- this model is in line with the corporate vision outlined by the management earlier in the year. Furthermore, GEX is in talks with multiple staffing and consulting companies to identify synergistic acquisition opportunities to help compensate for the lost revenue and growth momentum in Q4 2018 and 2019 due to the contract terminations of legacy businesses and regain its position as a top tier business services firm in the local and national markets while also developing a long term and sustainable business pipeline model. Management expects these and other potential organic and inorganic growth initiatives to help the firm eventually achieve strong and stable revenue growth while also help move towards profitability by targeting a higher margin, lower cost business model and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure while maximizing efficient use of operating capital during future periods.

In addition to these planned strategic growth initiatives which have started to build momentum in Q4 2019 and expected to grow steadily in 2020, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to reduce the overall convertible notes burden on the balance sheet by over 40% of the principal outstanding balance through strategic conversions of these notes to common equity initiated by the convertible note issuers throughout 2019 – this focus on balance sheet is expected to sustain through 2020 and beyond as a result of these management growth initiatives and the continued support of investors and shareholders alike. Finally, management believes that the material reduction of MCA related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. The inability or failure by the firm to immediately address these toxic MCA instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments.

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

The accompanying interim, unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-KA, filed with the SEC. All adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are of a normal and recurring nature.

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

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers and are unsecured. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. GEX’s policy is not to charge interest on receivables after the invoice becomes past due. Write-offs are recorded at the time when a customer receivable is deemed uncollectible. No bad debt expense was incurred for the 6 months ended September 30, 2019.

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

GEX enters into contracts with its clients for professional services. GEX’s contract stipulates the rate and price charged to each client. GEX’s contracts for these services are generally cancellable at any time by either party with 30-days’ written notice. GEX fulfills its performance obligations each month, and the contracts generally have a term of one year with an automatic renewal after 12 months. The duration between invoicing and when GEX completes its contractual, performance obligations are satisfied is not significant. For staffing and professional services payment is generally due 30 days after the invoice is sent to the client. GEX does not have significant financing components or significant payment terms.

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

Earnings per share information for the three months ended September 30, 2019 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of September 30, 2019 or operations or cash flows for the periods ended September 30, 2019.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through March 31, 2020.

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

The consolidated financial statements for the three months ended September 30, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities as of September 30, 2019, and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. OTHER CURRENT ASSETS

At September 30, 2019 and December 31, 2018, Other Current Assets were $1,667,587 and $1,755,971 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to MCAs and Derivative Assets.

At September 30, 2019 and December 31, 2018, Other Assets were $3,247,843 and $3,406,093 respectively. Other Assets primarily comprised of long term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

NOTE 3. STOCKHOLDERS’ EQUITY

General

The Company filed Form S-1 with the Securities & Exchange Commission and it was declared effective on November 14, 2016 under which the Company sold 188,059 shares for $282,089 in the first quarter of 2017 under this registration statement. The Company effected a 4 for 3 stock split in December 2017. All transaction have been adjusted to reflect this split.

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

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. As of March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion. In April 2019, the Company issued a total of 131,889,069 shares of common stock related to several convertible note conversions. In May 2019, the Company issued a total of 1,060,050,879 shares of common stock related to several convertible note conversions. In June 2019, the Company issued a total of 1,611,151,427 shares of common stock related to warrants and convertible note conversions. In July 2019, the Company issued a total of 1,852,682,044 shares of common stock related to warrants and convertible note conversions. In June 2019, the Company issued a total of 1,611,151,427 shares of common stock related to warrants and convertible note conversions. In August 2019, the Company issued a total of 913,654,084 shares of common stock related to warrants and convertible note conversions. For the three months ending September 30 2019, the Company issued a total of 2,766,336,128 shares of common stock related to convertible notes and warrants.

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

The following table outlines the activity relative to these warrants for the period ended March 31, 2019:

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2019, the company had $8,715 outstanding accounts receivable balance with its customers. As of December 31, 2018, the company had $18,265 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

As a result of the foreclosure actions related to the AMAST and Setco properties, the Company did not own material fixed assets as of September 30, 2019 compared to December 31, 2018:

	Sep 30, 2019	Dec 31, 2018
Land	$-	$11,333,778
Buildings	-	2,125,642

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

Revenues

For the three months ended September 30, 2019 the Company had no revenues from related parties.

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

Results of Operations

The three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue

Our revenue for the three months ended September 30, 2019 was $24,354 compared to $3,093,477 for the three months ended September 30, 2018. This drastic fall in revenue, was primarily due to termination of contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts requiring attachment of future receivables of customer receipts with the MCA institutions as well as a result of management decision to move away from low margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Operating Expense

Total operating expenses for the three months ended September 30, 2019 was $93,385 compared to the operating cost for the three months ended September 30, 2018 of $903,369. This reduction in operating expenses was primarily due to the cost rationalization initiatives by the current management.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through March 31, 2020. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. That said, being a minority owned business ourselves it comes at no surprise to management that we are having difficulty accessing reasonably priced capital. However, the opportunity to make a significant return for our investors was so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. However, because of the highly irregular and unregulated nature of the Merchant Cash Advance industry which also resulted in significant harm to the company’s revenue stream and client contract relationships, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, primarily rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. As an alternative to MCA financing, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

GEX MANAGEMENT, INC.

Dated: November 19, 2019	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

