Form 10-K
period 2019-12-31
GEX MANAGEMENT, INC.
filed 2020-05-14
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________to ______________

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	001-38288	56-2428818
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 14, 2020, the Registrant had 5,903,508,139 shares of common stock outstanding.

EXPLANATORY NOTE

On March 4, 2020 the Securities and Exchange Commission (the “SEC”) issued an Order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”). The Order provides that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

GEX Management, Inc. (the “Company”) furnished detailed on its Current Report on Form 8-K filed on March 31, 2020 to indicate its reliance on the Order in connection with the delayed filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to the circumstances related to the global pandemic COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. The Company has also closed its corporate offices and has requested all employees to work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these circumstances, the Company has been unable to, in a timely manner, provide its auditors and accountants with financial records to provide consent, and therefore allow the Company to file a timely and accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date of March 31, 20120 without undue hardship and expense to the Company. This has, in turn, delayed the Company’s ability to complete its audit and prepare the Report by the March 31 deadline.

Subsequently, the Company has relied on this Order to file the Report no later than May 15, 2020 (which is 45 days from the Report’s original filing deadline of March 31, 2020) in compliance with this SEC exemption.

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

Over the next few years, GEX Management experienced tremendous growth in sales and customer pipeline - staffing business grew by over 1600%+ from 2016 to 2017 with the firm being named among the “fastest growing public companies in the North Texas region” by the Dallas Morning News, while also significantly expanding its client footprints across multiple staffing, business consulting and PEO opportunities.

In September 2018, the Company terminated contracts with two customers who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 and continuing into 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts that the prior management had entered into requiring attachment of future receivables of customer receipts with the MCAs as well as a result of current management decision to move away from low/negative margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Despite these setbacks, the current management of GEX set strategic goals in 2019 to expand further into areas of higher margin and growth business categories particularly in the space of Corporate Strategy, Technology Consulting and Strategy Consulting with a mission of delivering synergistic opportunities to clients that results in significant cost rationalization, revenue streams, benefits and integrated solutions to corporate businesses. As a result of management efforts towards achieving this strategic goal, GEX Management was invited in February to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting and Staffing solutions space. This has resulted in a significant new business development opportunity for GEX. The first technology consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client, additional contract hires are expected to follow suit in 2020. In Q4 2019, GEX signed a contract with a California based, high growth, highly visible, social media video entertainment platform to provide key corporate consulting services - this contract has started to drive revenue starting Q4 2019 and is expected to significantly expand growth in future periods with a focus on providing corporate strategy, business advisory and corporate “CFO” level consulting services to clients- this model is in line with the corporate vision outlined by the management earlier in the year. Furthermore, GEX is in talks with multiple staffing and consulting companies to identify synergistic acquisition opportunities to help compensate for the lost revenue and growth momentum in Q4 2018 and 2019 due to the contract terminations of legacy businesses and regain its position as a top tier business services firm in the US while also developing a long term and sustainable business pipeline model. Management expects these and other potential organic and inorganic growth initiatives to help the firm eventually achieve strong and stable revenue growth while also help move towards profitability by targeting a higher margin, lower cost business model and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure while maximizing efficient use of operating capital during future periods.

In addition to these planned strategic growth initiatives which had started to build momentum in 2019 and expected to grow steadily in future periods, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to reduce the overall convertible notes burden on the balance sheet by over 40% of the principal outstanding balance through strategic conversions of these notes to common equity initiated by the convertible note issuers throughout 2019 – this focus on balance sheet is expected to sustain through 2020 and beyond as a result of these management growth initiatives and the continued support of investors and shareholders alike. Finally, management believes that the material reduction of MCA related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. While management efforts to settle these instruments are aggressively underway, the inability or failure by the firm to completely address these toxic MCA instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments.

Business Operations

GEX Management is a progressive and growing provider of business services, consulting and staffing solutions to corporations across the nation. We provide both long and short-term consulting and staffing solution services, including corporate consulting, enterprise strategy and technology consulting, enterprise project management; grey, white and blue collar staffing solutions and Human Capital Management (HCM) solution capabilities.

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

Marketing and Sales

Our comprehensive marketing efforts are fluid, adaptive, and results-driven. They comprise both traditional and non- traditional channels including print collateral, website, video, PowerPoint presentations, digital ads, social media posts and press releases. We likewise employ a small sales team. We strategically target small and mid-sized businesses that require the services we provide. Previously, a significant amount of corporate revenue has been derived through client referrals and management’s personal relationships. Our plan is to continue to leverage these important relationships while expanding our brand reach by means of integrated marketing campaigns, more timely, informative, and effectual messaging, and greater collaboration between marketing and sales in order to increase both client and sales growth.

Industry and Competitors

The Professional Staffing industry is highly fragmented, resulting in robust competition. Competition affects our success in both the market segments we currently serve, as well as the new market segments we may enter in the future. We compete with several large business service companies that provide identical services to those GEX Management provides; some offer additional services. The financial and marketing resources of some of our competitors exceed those of GEX Management. Businesses primarily select a service provider based on price point/value, innovative/flexible product offerings, and quality of customer service.

Environmental Concerns

As a professional services company, federal, state or local laws that regulate the discharge of materials into the environment do not impact us.

Other Events

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Number of Employees

As of December 31, 2019 we had 6 employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

As of December 31, 2019, GEX’s corporate offices were located at 1701 W. Northwest Highway Grapevine, Texas 76051.

Other Property

As of December 31, 2019, GEX does not have interest in material assets involving real estate.

ITEM 3. LEGAL PROCEEDINGS

GEX is not subject to any pending legal proceedings, nor is the Company aware of any material threatened claims against it.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfill short term payment obligations related to these MCAs. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEX is currently in the process of negotiating settlement terms on monies owed to these parties. As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The management is also in the process of hiring a legal team to contest some of these Confession of Judgements which the management believes were incorrectly filed by the MCAs. The potential inability of the Company to satisfy these MCA obligations or settle in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching a resolution in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is included in the OTC Pink Sheets, under the symbol GXXM. The table below summarizes the high and low closing sales prices per share for our common stock for the periods indicated, as reported on OTC. These amounts have been adjusted to reflect the 4 for 3 stock split of our common stock effected on December 12, 2017. The Company began trading on June 13, 2017 and therefore has no activity prior to the Quarter ended June 30, 2017.

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2019
High	$0.002	$0.0002	$0.0001	$0.0001
Low	$0.0016	$0.0001	$0.0001	$0.0001

Fiscal Year 2018
High	$3.48	$1.86	$1.15	$0.212
Low	$3.408	$1.50	$1.15	$0.212

Fiscal Year 2017
High	$—	$8.60	$10.50	$8.25
Low	$—	$1.40	$6.02	$3.41

Shareholders

As of December 31, 2019, there were approximately 80 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

No Dividends were declared for the Fiscal year 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to report selected financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

GEX Management is a business services company providing client employers and their employees with a broad portfolio of related products and services. We provide both long and short-term consulting and staffing solution services, including enterprise strategy and technology consulting, enterprise project management; grey, white and blue collar staffing solutions to middle market clients, and Human Capital Management (HCM) solution capabilities.

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

All staffing and consulting workers are completely vetted by the company to ensure their employment terms are in adherence to all applicable state. federal and immigration laws. Additionally, GEX Management carries professional liability and fidelity/crime insurance to protect against risks involving working at third party client locations that require the workers to handle sensitive client data and equipment.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 and 2018 were $385,872 and $9,261,910, respectively. The steep decline in sales was because the Company terminated contracts with two customers in late 2018 who accounted for over 83% of the Company’s net staffing revenue, resulting in significant loss of revenue to the company in Q4 2018 that spilled into 2019. The termination of these and other contracts was attributable to the increased business risk associated with Merchant Cash Advance contracts that the prior management had entered into requiring attachment of future receivables of customer receipts with these entities as well as a result of current management decision to move away from low/negative margin, high cost contracts which were deemed detrimental to the company’s sustained operability and profitability in the long run.

Management had identified several gaps in the proper implementation and execution of the revenue recognition policy by the previous finance team, including (1) inconsistencies in application of bill rates and margin rates as documented in customer contracts against actual customer invoices resulting in contract losses (2) lack of attention to detail in documenting invoices and mapping cost of sales accurately resulting in missed invoicing and gross sales losses (3) insufficient oversight by the prior finance executive in ensuring accurate book keeping and contract follow- ups resulting in build-up of un-paid receivables and eventual write-offs of .invoices despite strong sales pipelines.

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

The Company’s gross profit in 2019 was $278,116 with a Gross Margin of 72% compared to $784,074 with 8% Gross Margin in 2018. While the lower gross profit in 2019 compared to 2018 is because of the reduced staffing contract volume for the reasons mentioned earlier, the significant 64% expansion in gross margin was primarily due to signing higher margin consulting contracts in 2019 compared to 2018 and also significant cost rationalization efforts associated with customer contracts relating to our business services in 2019 compared to 2018 and prior years.

Operating Expense

Total operating expense in the years ended December 31, 2019 and 2018 were $700,090 and $5,541,966 respectively. The lower expenses reflects the significant reduction in personnel and infrastructure costs along with significant operating expense rationalization efforts associated with customer contracts relating to our business services in 2019 compared to 2018 and prior years.

Net Loss

Net loss for the years ended December 31, 2019 and 2018 was $100,200 and $5,105,429, respectively. The significant decline in losses for 2019 compared to 2018 was attributable to the higher gross margin, lower operating expenses, lower debt amortization expenses related to debt and debt like instruments, lower interest expenses, lower G&A expenses and lower staffing & service contract amortization expenses related to business development.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2020. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to move away from these expensive debt like obligations and rely on other traditional and non-traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements.

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2019	2018
Net cash used in operating activities	$13,053,711	$(17,699,769)
Net cash used in investing activities	-	(750,000)
Net cash provided by financing activities	(13,079,689)	18,069,915
Net increase(decrease) in cash and cash equivalents	$(25,978)	$(379,854)

Net cash in operating activities was $13,053,711 for the twelve months ended December 31, 2019 as compared to $17,699,769 cash used in operating activities for the twelve months ended December 31, 2018. The increase in cash used in operating activities was in part due to lower operating expenses in 2019 as the Company focused on restructuring the business by eliminating redundant overhead, reducing operating costs, removing low margin customer contracts, optimizing business acquisition capital and rationalizing expenses to support long term growth as well as because of gain from extinguishment of debt/debt like instruments.

Net cash used in financing activities of $13,079,689 for the twelve months ended December 31, 2019 was primarily from significant reduction in debt /debt like instruments in the balance sheet on account of conversion of convertible debt into common stock and the related increase of common stock in 2019 compared to 2018.

Net cash used in investing activities for the twelve months ended December 31, 2019 was $0.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On August 21, 2019, the Board of Directors of GEX Management, Inc (the “Company”) approved the engagement of Slack and Company, LLC (“Slack & Co.”) as the Company’s new independent registered public accounting firm for the year ending December 31, 2018.

On January 15, 2020, the Board of Directors of GEX Management, Inc (the “Company”) approved the re-engagement of Slack and Company, LLC (“Slack & Co.”) as the Company’s independent registered public accounting firm for the year ending December 31, 2019.

The Company’s financial statements as of December 31, 2017 have been audited by Pinnacle Accountancy Group of Utah (a d/b/a of Heaton & Company, PLLC, “Heaton & Co”) independent registered public accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the year ended December 31, 2018, and the subsequent interim period through September 30, 2019, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Slack & Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Slack & Co, would have caused Slack & Co to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Slack & Co on the Company’s consolidated financial statements for the year ended December 31, 2018, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has provided Slack & Co. with a copy of the disclosures it is making in this Current Report on Form 10-K prior to its filing with the Securities and Exchange Commission (“SEC”)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Investment Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Investment Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

As part of its review into the company’s past operational and financial controls, current management identified a pattern of inconsistent application of established practices by the prior finance executive team related to managing and executing contractual obligations and related book keeping practices. Lack of easily accessible expense records and failure to match certain contract terms to invoices have resulted in higher costs and missed profit opportunities despite the company recording strong sales during these periods. Additionally, lack of certain documentation related to terms and invoices have introduced challenges to performing accurate and timely audit and review of financial books of records by both current management and the newly introduced independent audit firm.

Despite these past challenges, management has taking extraordinary steps to mitigate this risk by (1) reviewing the book of records for the entire 2019 fiscal year and ensuring journal entries are accurately documented for all past transactions and bank statement records are matched with book entries and corrected as needed to reflect accurate records (2) perform comprehensive review of invoices and receivables and write-off long standing receivables as bad expense if required based on detailed analysis (3) transition towards automatic bank feeds to the book of records and away from the past practice of manual book entries of bank deposits or withdrawals which are subject to human errors and prone to transactions risks. Management is confident that these changes would help mitigate the potential risks related to internal controls going forward.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2019.

Name	Age	Position	Held Since
Srikumar Vanamali	38	Executive Director, Interim	October 2018
1701 W. Northwest Highway		CEO, Interim CFO
Grapevine, Texas 76051

Shaheed Bailey	33	Director, Interim	October 2018
1701 W. Northwest Highway		CIO
Grapevine, Texas 76051

Srikumar Vanamali:

Srikumar Vanamali, 38, is an experienced post-MBA executive with 15 years of top-tier, diverse experience in strategy and technology consulting, investment banking and professional business services. Mr. Vanamali has been leading the Company’s Corporate Strategy functions since June 2018. Prior to that, from January 2017 through May 2018, he worked as an investment banker at NMS Capital, a L.A.-based investment banking firm focusing on capital markets and M&A. Before joining NMS Capital, he was a Management Consultant for Sharp Decisions Inc, a business services company through which he provided consulting services to Toyota Financial Services from November 2014 through December 2016. Prior to this, he was a Consultant and Technology Lead at Infosys, a global consulting firm, from November 2003 through June 2012. Mr. Vanamali earned a Bachelor’s in Engineering, Computer Science from the University of Madras, in Chennai, Tamil Nadu, India, in 2003, and an MBA from UCLA Anderson School of Management, in Los Angeles, California, in 2014.

In October 2018, Mr. Vanamali became the Executive Director and Interim Chief Executive Officer and Director for GEX Management, Inc., and currently serves in these roles.

Shaheed Bailey:

Shaheed Bailey, 33, had been serving as Managing Partner and Chief Executive Officer of Veterans Capital Inc., a consulting firm that helps middle market companies raise equity/debt capital and locate strategic and value strategic acquisitions, and provides consulting for cost cutting, tax savings and growth strategies since October 2012. Prior to that, from June 2010 through September 2012, he served as a Sales Consultant/Partner for Sales Consultants of Morris County, a company that provided strategic consulting services. Before joining Sales Consultants of Morris County, he was a Private Banker with Wells Fargo Bank from July 2008 through April 2010. In October 2018, Mr. Bailey became the Interim Chief Investment Officer and Director for GEX Management, Inc., and currently serves in these roles.

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

Legal Proceedings

During the past ten years, none of our current directors, executive officers or persons nominated to become directors or executive officers:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2019 in all capacities for the accounts of our executives, including the Interim Chief Executive Officer (“Interim CEO”) and Interim Chief Operating Officer (“Interim COO”):

The following officers received the following compensation for the years ended December 31, 2018. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Srikumar Vanamali,	2019	$86,000	None	None	None	None	None	None
Interim CEO/President	2018	$100,000	None	None	300,000	None	None	None
Shaheed Bailey,	2019	-	None	None	None	None	None	None
Interim Chief Investment Officer	2018	-	None	None	300,000	None	None	None

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
Srikumar Vanamali, Interim CEO/President	300,000	None	None	$1	N/A	None
Shaheed Bailey, Interim CIO	300,000	None	None	$1	N/A	None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table lists the number of shares of Common Stock of our Company and, with respect to our officers, directors and principal stockholder, shares of our Super Voting Preferred Stock, as of May 14, 2020 that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock and Super Voting Preferred Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them.

Name of Stockholder	Number of Shares of Common Stock	Number of Super Voting Preferred Stock	Number of Votes Held by Common Stockholders	Percentage of Voting Equity (1)(3)
Srikumar Vanamali, (1)	0	400,000	0	25.5%
Shaheed Bailey (2)	0	400,000	0	25.5%
All directors and officers as a group (2 persons)	0	800,000		51.0%
Total	0	800,000	0	51.0%

(1)	Based upon 5,903,508,139 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of May 14, 2020. Mr. Vanamali’s voting stock represents 25.5% or 1,505,394,575 shares of voting capital stock. Mr. Vanamali is the Interim CEO and Executive Director of the Company.
(2)	Based upon 5,903,508,139 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of May 14, 2020. Mr. Baily’s voting stock is 25.5% or 1,505,394,575 shares of voting capital stock. Mr. Bailey is the Interim Chief Investment Officer and a Director of the Company.
(3)	Includes shares of Common Stock and Super Voting Preferred Stock owned by our officers and directors as a group (2 persons).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company does not have any related party transactions at this time.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2019 and 2018 was $40,000 and $30,000 respectively.

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

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2020.

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
Shaheed Bailey

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. (the “Company”) as of December 31, 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the one year period ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year in the one-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Slack and Company, LLC

We have served as the Company’s auditor since August 21, 2019

May 14, 2020

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$4,263	$30,242
Accounts Receivable, net	7,467	18,265
Accounts Receivable - Related Party	-	-
Other Current Assets and Prepaid	994,137	1,755,971
Total Current Assets	$1,005,867	$1,804,477
Property and Equipment, net	7,435	13,396,353
Other Assets	2,940,887	3,406,093
Total Assets	$3,954,190	$18,606,923
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$129,504	$22,705
Accrued Expenses and Other	283,801	1,525,830
Derivative Liability and Others	521,289	931,315
Accrued Interest Payable	284,550	149,817
Notes Payable - Current Portion	3,623,579	6,049,047
Total Current Liabilities	4,842,722	8,678,715
Long-term liabilities:
Notes Payable	-	1,254,289
Lines of Credit - Related Party	483,677	542,978
Total Long-Term Liabilities	483,677	1,797,267
Total Liabilities	5,326,398	10,475,982
Commitments and contingencies (Note 10)
Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value	—	—
Common Stock, $0.001 par value	5,826,418	46,575
Additional Paid-In-Capital	(617,453)	14,503,021
Accumulated Deficit	(6,581,174)	(6,418,655)
Total Shareholders’ Equity (Deficit)	(1,372,208)	8,130,941
Total Liabilities and Shareholders’ Equity (Deficit)	$3,954,190	$18,606,923

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2019 and 2018

	2019	2018
Revenues	$385,872	$9,261,910
Revenues - Related Party	-	-
Total Revenues	385,872	9,261,910
Cost of Revenues	107,756	8,477,836
Gross Profit	278,116	784,074
Operating Expenses:
Depreciation and Amortization	216,144	2,957,406
Selling and Advertising	-	-
General and Administrative	483,946	2,584,560
Total Operating Expenses	700,090	5,541,966
Total Operating Loss	(421,974)	(4,757,893)
Other Income (Expense)
Gain on Extinguishment of Debt	670,471	-
Gain on Disposition of Asset/Equity Interest	-	2,130,000
Interest Income	-	-
Interest Expense	(222,902)	(279,662)
Derivative Gain (Losses)	-	1,188,685
Other Income (Expense)	(125,795)	(134,829)
Net Other Income (Expense)	321,774	2,904,194
Net Loss Before Income Taxes	(100,200)	(5,105,429)
Provision for Income Taxes	-	-
Net Loss	$(100,200)	$(5,105,429)
Income per common share:
Net loss per common share – basic	$(0.00002)	$(0.11)
Net loss per common share – diluted	$(0.00002)	$(0.11)

Weighted Average Shares:
Basic	5,903,508,139	46,575,244
Diluted	5,903,508,139	46,575,244

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2019 and 2018

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$-	46,575,244	46,575	14,503,021	(6,418,655)	$8,130,941

Issuance of Common Shares for Warrants			2,645,703,808	2,645,704	(2,520,981)		124,722
Issuance of Common Shares for Debt Conversions			3,211,229,087	3,134,139	(12,599,492)		(9,527,672)
Net Loss						(100,200)	(100,200)
Balance at December 31, 2019	-	$-	5,903,508,139	$5,826,418	$(617,453)	$(6,480,974)	$(1,372,208)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2019 and 2018

	2019		2018
Operating Activities:

Net Loss		$(100,200)	(5,105,429)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization		216,144	2,957,406
Stock Contract Services		-	-
Stock Issued for Expenses		-	-
Write Off Balance of Contract Paid with Shares		-	-
Gain on Extinguishment of Debt		670,471	-
Gain on Sale of Investment		-	(2,130,000)
Gain /Loss on Derivative Instruments		-	(1,188,685)
Change in Assets and Liabilities:
Accounts Receivable		10,797	73,267
Accounts Receivable - Related Party		-	30,771)
Other Current Assets/Liabilities		761,835	(1,667,222)
Other Assets/Liabilities		12,495,162	(17,397,433)
Accounts Payable		106,799	(25,575)
Accrued Expenses		(1,242,030)	1,505,316
Accrued Interest Payable		134,732	142,384
Net Cash Used by Operating Activities		$13,053,711	(17,699,769)
Investing Activities:
Purchase of Contracts		-	-
Investment in Equity Interest		-	(750,000
Purchase of Fixed Assets		-	-)
Net Cash Used in Investing Activities		$-	$(750,000)
Financing Activities:
Proceeds from Common Stock/APIC		(9,340,630)	11,886,621
Proceeds from Line of Credit - Related Party, net		(59,301)	190,878
Proceeds from Notes payable, net		(3,679,757)	5,992,416

Net Cash Provided by Financing Activities		$(13,07,689)	$18,069,915
Net increase in cash and cash equivalents		$(25,978)	$(379,854)
Cash and cash equivalents
Cash and cash equivalents at beginning of year		30,242	410,096
Cash and cash equivalents at end of year		$4,263	$30,242
Supplemental Disclosures:

Income Taxes Paid		$-	$-
Interest Paid		$222,902	$279,662
Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt and Interest	$		$253,073
Common Shares Issued for Services	$		6,758,548
Common Shares Issued for Debt Conversions		$3,134,139	$-
Purchase of Land Asset	$		11,000,000
Proceeds on sale of Equity Interest	$		5,000,000
Common Shares issued for Land Asset Purchase	$		4,875,000
Debt Assumed as part of Land Purchase	$		1,125,000

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Notes to the Consolidated Financial Statements

December 31, 2019

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

On June 4, 2018, the Company entered into a discounted Promissory Note Payable with a principal balance of $500,000, and bearing interest at a rate of 15% per annum. This note was personally guaranteed by Carl Dorvil, the Company’s former Chief Executive Officer and principal shareholder and secured, among other things, certain liens and security interests including the Setco property purchased on September 28, 2018. This note was due to be paid in full by August 1, 2018. The Company had been in negotiations to restructure this loan, as it was originally intended as a bridge loan with a term of 57 days. Pursuant to these negotiations, in August 2018, the maturity date on the note was extended to August 30, 2018. As of December 31, 2018, the Company failed to pay the Principal Amount and, therefore, continued to be in default under the Note.

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

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), as well as the applicable regulations and rules of the Securities and Exchange Commission (“SEC”). This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and their accompanying notes. The actual results could differ from those estimates

Principles of Consolidation

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

Earnings per share information for the twelve months ended December 31, 2019 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2019 or operations or cash flows for the periods ended December 31 2018.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2020.

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

The consolidated financial statements for the twelve months ended December 31, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,326,398 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At December 31, 2019 and December 31, 2018, Other Current Assets were as follows:

	December 31, 2019	December 31, 2018
Other Current Assets:
Prepaids and Debt Discounts	$967,152	$1,494,466
Other Current Assets	26,985	261,505
Total Other Current Assets	$994,137	$1,755,971

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

NOTE 4. NOTES PAYABLE

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of December 31, 2019, the company had $7,467 outstanding accounts receivable balance with its customers. As of December 31, 2018, the company had $18,265 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company had the following property and equipment as of December 31, 2019 and December 31, 2018:

	Dec 31, 2019	Dec 31, 2018
Land	$-	$11,335,278
Buildings	-	2,125,642
Office Equipment	7,435	5,935
Total Fixed Assets	7,435	13,400,408
Accumulated Depreciation	-	(70,502)
Property and Equipment, net	$7,435	$13,396,353

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

Related Party Transactions

The Company did not have any related party transactions during this reporting period.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s offices as of December 31, 2019:

Year ended	Amount
Remainder of 2019	$35,400
Total	$35,400

NOTE 9. ACQUISITIONS AND DIVESTITURES

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

NOTE 10. SUBSEQUENT EVENTS

On March 4, 2020 the Securities and Exchange Commission (the “SEC”) issued an Order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”). The Order provides that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

GEX Management, Inc. (the “Company”) furnished detailed on its Current Report on Form 8-K filed on March 30, 2020 to indicate its reliance on the Order in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. The Company has also closed its corporate offices and has requested all employees to work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these circumstances, the Company has been unable to timely provide its auditors and accountants with financial records to provide consent, and therefore allow the Company to file a timely and accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. This has, in turn, delayed the Company’s ability to complete its audit and prepare the Report.

Subsequently, the Company has relied on this exemption to file the Report no later than May 14, 2020 (which is 45 days from the Report’s original filing deadline of March 30, 2020).

