Form 10-Q
period 2020-03-31
GEX MANAGEMENT, INC.
filed 2020-05-20
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______to_____

Commission File Number 001-38288

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	56-2428818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1701W. Northwest Highway

Grapevine, Texas 76051

(Address of principal executive offices)

(877) 210-4396

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GXXM	OTC Pink

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

As of May 14, 2020 there were 5,903,508,139 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on May 14, 2020 (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GEX MANAGEMENT, I NC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,502	$4,263
Accounts Receivable, net	7,467	7,467
Accounts Receivable - Related Party	-	-
Other Current Assets	991,687	994,137
Total Current Assets	1,005,656	1,005,867

Property and Equipment (Net)	5,935	7,435
Other Assets	2,883,667	2,940,887

TOTAL ASSETS	$3,895,258	$3,954,190

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$158,749	$129,504
Accrued Expenses and Other Current Liabilities	$279,646	283,801
Derivative Liability, Others	415,512	521,289
Accrued Interest Payable	310,379	284,550
Notes Payable Current Portion	3,623,579	3,623,579
Total Current Liabilities	4,787,866	4,842,722

Non-Current Liabilities Notes Payable	-	-
Other Non-Current Liabilities	-	-
Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	5,271,542	5,326,398

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 800,000 shares issued and outstanding Common Stock, $0.001 par value, 5,903,508,139 shares issued and Outstanding as March 31, 2020 and December 31, 2019, respectively	5,826,418	5,826,418
Additional Paid In Capital	(617,453)	(617,453)
Retained Deficit	(6,585,249)	(6,581,174)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,376,284)	(1,372,208)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,895,258	3,954,190

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues	$54,298	$84,849
Revenues - Related Party	-	-
Total Revenues (1)	54,298	84,849

Cost of Revenues	1,450	39,755
Gross Profit (Loss)	52,848	45,094

Operating Expenses Depreciation and Amortization	52,750	56,762
General and Administrative	75,701	131,477
Total Operating Expenses	128,451	188,239

Total Operating Income (Loss)	(75,603)	(143,145)

Other Income (Expense)
Income from Other	100,806	(6,515)
Interest Income( Expenses)	(29,279)	(61,479)
Net Other Income (Expense)	71,527	(67,995)

Net income (loss) before income taxes	(4,075)	(211,140)
Provision for income taxes	-	-
NET INCOME (LOSS)	(4,075)	(211,140)

BASIC and DILUTED
Weighted Average Shares Outstanding	5,903,508,139	334,080,636
Earnings (loss) per Share	$(0.000001)	$(0.0006)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	Mar 31, 2019
Cash Flows (used by) Operating Activities:
Net Loss	$(4,075)	(211,140)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	52,750	56,762
Changes in assets and liabilities:
Accounts receivable	-	12,877
Accounts receivable - Related Party
Other current assets and liabilities	2,449	53,804
Note Receivable - Related Party	-	-
Other Assets/Liabilities	(121,391)	2,755,850
Accounts Payable	29,246	(2,499)
Accounts payable - Related Party	-	-
Accrued expenses and other payables	(4,154)	(1,079,747)
Accrued interest payable	25,829	(10,862)
Net cash (used in) operating activities	(19,347)	1,575,045

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-
Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	-
Proceeds/Payments from notes payable	-	(1,313,590)
Payments/Proceeds from short term notes payable (net)	-	(707,442)
Net cash provided by financing activities	-	(2,021,033)
NET INCREASE (DECREASE) IN CASH	(19,347)	(445,988)
CASH AT BEGINNING OF PERIOD	25,849	471,837
CASH AT END OF PERIOD	6,502	25,849

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

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

Material Definitive Agreements

No Material Agreements have been executed by the Company during this reporting period.

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

The accompanying interim, unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the SEC on May 14, 2020. All adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are of a normal and recurring nature.

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

Earnings per share information for the three months ended March 31, 2020 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2019 or operations or cash flows for the periods ended March 31, 2020.

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

The consolidated financial statements for the twelve months ended December 31, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,271,542 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At March 31, 2020 and December 31, 2019, Other Current Assets were $991,687 and $994,137 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

At March 31, 2020 and December 31, 2019, Other Assets were $2,883,667 and $2,940,887 respectively. Other Assets primarily comprised of long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

Effective February 19, 2019, the Board of Directors of the Company approved the authorization of eight hundred thousand (800,000) shares of Series A1 Voting Preferred Stock (the “Series A1 Preferred Stock”) and approved the issuance to Srikumar Vanamali, the Corporation’s Interim CEO and Executive Director, of four hundred thousand (400,000) shares of this Series A1 Preferred Stock and approved the issuance to Shaheed Bailey, the Corporation’s Interim Chief Investment Officer and Director, of four hundred thousand (400,000) shares of this Series A1 Preferred Stock. As a result of the issuance of the Series A1 Preferred Stock Shares to Mr. Srikumar Vanamali and Mr. Shaheed Bailey, Mr. Srikumar Vanamali and Mr. Shaheed Bailey obtained voting rights over the Company’s outstanding voting stock on February 19, 2019, which provide them combined the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Srikumar Vanamali and Mr. Shaheed Bailey will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. In the event Mr. Srikumar Vanamali and Mr. Shaheed Bailey are no longer acting as Officers and Directors of the Board of Directors of the Corporation, the shares of Series A1 Preferred Stock shall automatically, without any action on the part of any party, or the Corporation, be deemed cancelled in their entirety. In relation to this, Form 3 was filed in SEC for both Srikumar Vanamali and Shaheed Bailey r elated to the 10% Beneficial ownership on account of the majority voting control through the preferred shares.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of March 31, 2020, the company had $7,467 outstanding accounts receivable balance with its customers. As of December 31, 2019, the company had $7,467 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own material fixed assets as of March 31, 2020

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

Revenues

For the three months ended March 31, 2020 and 2019, the Company had no revenues from related parties.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The following are the minimum obligations under the lease related to the Company’s offices as of March 31, 2020:

Year ended	Amount
Remainder of 2020	$41,300

Total	$41,300

NOTE 9. ACQUISITIONS AND DIVESTITURES

The Company has not been involved in any material acquisition or divestiture activity during the reporting period.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward- looking statements. These statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements. All information provided in this report is as of the date of this report and the Company undertakes no duty to update this information except as required by law.

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

Results of Operations

The three months ended March 31, 2020 compared to the three months ended March 31, 2019 Revenue

Our revenue for the three months ended March 31, 2020 was $54,298 compared to $84,849 for the three months ended March 31, 2019. This lower revenue, was primarily due to the impact of COVID 19 which resulted in significant disruption in business operations resulting in reduced operational capacity and sales.

Operating Expense

Total operating expenses for the three months ended March 31, 2020 was $128,451 compared to the operating cost for the three months ended March 31, 2019 of $188,239. This reduction in operating expenses was primarily due to the cost rationalization initiatives by the current management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer / Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Interim Chief Executive Officer / Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control procedures over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2020, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description
31.1/31.2	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	* * * * * *

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEX MANAGEMENT, INC.

Dated: May 20, 2020	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer

