Form 10-Q
period 2020-06-30
GEX MANAGEMENT, INC.
filed 2020-08-19
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-38288

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	56-2428818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3662 W Camp Wisdom Road

Dallas, Texas 75237

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

As of August 19, 2020 there were 6,028,808,139 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS TABLE OF CONTENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,651	$4,263
Accounts Receivable, net	7,467	7,467
Accounts Receivable - Related Party	-	-
Other Current Assets	991,487	994,137
Total Current Assets	1,024,606	1,005,867

Property and Equipment (Net)	5,935	7,435
Other Assets	2,830,917	2,940,887

TOTAL ASSETS	$3,861,458	$3,954,190

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$165,751	$129,504
Accrued Expenses and Other Current Liabilities	$302,040	283,801
Derivative Liability, Others	415,512	521,289
Accrued Interest Payable	310,379	284,550
Notes Payable Current Portion	3,618,567	3,623,579
Total Current Liabilities	4,812,249	4,842,722

Non-Current Liabilities Notes Payable	-	-
Other Non-Current Liabilities	-	-
Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	5,295,926	5,326,398

SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock, $0.001 par value, 6,028,808,139 and 5,903,508,139 shares issued and Outstanding as June 30, 2020 and December 31, 2019, respectively	5,951,718	5,826,418
Additional Paid In Capital	(737,741)	(617,453)
Retained Deficit	(6,648,445)	(6,581,174)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,434,468)	(1,372,209)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,861,458	3,954,190

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$107,880	$162,435	$162,178	$247,284
Revenues - Related Party	-	-	0	0
Total Revenues (1)	107,880	162,435	162,178	247,284

Cost of Revenues	23,185	47,440	24,635	87,195
Gross Profit (Loss)	84,695	114,995	137,543	160,089

Operating Expenses Depreciation and Amortization	52,750	52,750	105,500	109,512
Selling and Advertising	-	-	-	-
General and Administrative	100,141	58,967	175,842	190,444
Total Operating Expenses	152,891	111,717	281,342	299,956

Total Operating Income (Loss)	(68,196)	3,278	(143,799)	(139,867)

Gain on Extinguishment of Debt	-	-	-	-
Gain of Disposition of Asset	-	-	-	-
Derivative Gain (Loss)	-	-	(105,777)	-
Income from Other	-	-	-	-
Interest Income(Expenses)	-	(64,527)	29,279	(126,007)
Net Other Income (Expense)	5,000	(126,369)	76,527	(194,363)

Net income (loss) before income taxes	(63,196)	(123,091)	(67,271)	(334,230)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	-	-	-	-
NET INCOME (LOSS)	(63,196)	(123,091)	(67,271)	(334,230)

BASIC and DILUTED
Weighted Average Shares Outstanding	6,028,808,139	3,137,172,011	6,028,808,139	3,137,172,011
Earnings (loss) per Share	(0.00001)	(0.000038)	$(0.000011)	$(0.00001)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows (used by) Operating Activities:
Net Loss	$(67,271)	(334,230)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	105,500	109,512
Changes in assets and liabilities:
Accounts receivable	-	12,877
Other current assets/liabilities	2,649	88,384
Other Assets/Liabilities	(118,487)	3,371,781
Accounts Payable	36,247	(2,499)
Accrued expenses and other payables	18,240	(1,078,266)
Accrued interest payable	25,829	26,011
Net cash (used in) operating activities	2,707	2,193,570

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	5,012	-
Proceeds/Payments from notes payable	(5,012)	(1,313,590)
Payments/Proceeds from short term notes payable (net)	-	(1,259,141)
Net cash provided by financing activities	-	(2,572,731)
NET INCREASE (DECREASE) IN CASH	2,707	(379,161)
CASH AT BEGINNING OF PERIOD	22,944	402,105
CASH AT END OF PERIOD	25,651	22,944

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

GEX is generally the primary obligor when GEX is responsible for the fulfilment of services under the SSA, even if the temporary staff are not employees of GEX. This typically occurs when GEX contracts third-parties to fulfil all or part of the SSA with the client, but GEX remains the holder of the credit risk associated with the SSA, and GEX has total discretion in establishing the pricing under the SSA.

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

Earnings per share information for the three months ended June 30, 2020 has been retroactively adjusted to reflect the stock split that occurred in December 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2019 or operations or cash flows for the periods ended June 30, 2020.

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

The consolidated financial statements for the twelve months ended December 31, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,295,926 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At June 30, 2020 and December 31, 2019, Other Current Assets were $991,487 and $994,137 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

At June 30, 2020 and December 31, 2019, Other Assets were $2,830,917 and $2,940,887 respectively. Other Assets primarily comprised of long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of June 30, 2020, the company had $7,467 outstanding accounts receivable balance with its customers. As of December 31, 2019, the company had $7,467 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own significantly material fixed assets as of June 30, 2020

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

Revenues

For the three months ended June 30, 2020 and 2019, the Company had no revenues from related parties.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company did not have any material contingent obligations during this reporting period.

NOTE 9. ACQUISITIONS AND DIVESTITURES

The Company has not been involved in any material acquisition or divestiture activity during the reporting period.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

The three months ended June 30, 2020 compared to the three months ended June 30, 2019 Revenue

Our revenue for the three months ended June 30, 2020 was $107,880 compared to $162,435 for the three months ended June 30, 2019. This lower revenue, was primarily due to the impact of COVID 19 which resulted in significant disruption in business operations resulting in reduced operational capacity and sales.

Operating Expense

Total operating expenses for the three months ended June 30, 2020 was $152,891 compared to the operating cost for the three months ended June 30, 2019 of $111,717. This increase in operating expenses was primarily due to the business development initiatives by the current management.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2020. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to move away from these expensive debt like obligations and rely on other traditional and non- traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control procedures over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are included as part of this report:

SEC
Report
Exhibit	Reference
No.	No.	Description
31.1/31.2	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEX MANAGEMENT, INC.

Dated: August 19, 2020	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer

