Form 10-Q
period 2020-09-30
GEX MANAGEMENT, INC.
filed 2020-11-23
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 23, 2020 there were 1,395,533 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS TABLE OF CONTENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,200	$4,263
Accounts Receivable, net	18,717	7,467
Accounts Receivable - Related Party	-	-
Other Current Assets	991,487	994,137
Total Current Assets	1,031,404	1,005,867

Property and Equipment (Net)	5,935	7,435
Other Assets	2,778,167	2,940,887

TOTAL ASSETS	$3,815,506	$3,954,190

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$119,466	$129,504
Accrued Expenses and Other Current Liabilities	$321,236	283,801
Derivative Liability, Others	415,512	521,289
Accrued Interest Payable	310,379	284,550
Notes Payable Current Portion	3,606,567	3,623,579
Total Current Liabilities	4,773,160	4,842,722

Non-Current Liabilities Notes Payable	-	-
Other Non-Current Liabilities	-	-
Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	5,256,836	5,326,398

SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock, $0.001 par value, 609,407 and 590,351 shares issued and Outstanding as September 30, 2020 and December 31, 2019, respectively	1,105	583
Additional Paid In Capital	5,233,149	5,208,382
Retained Deficit	(6,675,584)	(6,581,174)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,441,330)	(1,372,209)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,815,506	3,954,190

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$244,230	$24,354	$406,408	$271,638
Revenues - Related Party	-	-	0	0
Total Revenues (1)	244,230	24,354	406,408	271,638

Cost of Revenues	23,870	8,127	48,505	95,322
Gross Profit (Loss)	220,360	16,227	357,903	176,316

Operating Expenses Depreciation and Amortization	52,750	52,750	158,250	162,262
Selling and Advertising	-	-	-	-
General and Administrative	186,143	40,635	361,985	231,079
Total Operating Expenses	238,893	93,385	520,235	393,341

Total Operating Income (Loss)	(18,533)	(77,158)	(162,332)	(217,025)

Gain on Extinguishment of Debt	-	-	-	-
Gain of Disposition of Asset	-	-	-	-
Derivative Gain (Loss)	-	(54,558)	(105,777)	(54,558)
Income from Other	-	-	-	-
Interest Income (Expenses)	(8,277)	-	37,556	(126,007)
Net Other Income (Expense)	(8,277)	(54,558)	68,250	(248,921)

Net income (loss) before income taxes	(26,810)	(131,716)	(94,082)	(465,946)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	-	-	-	-
NET INCOME (LOSS)	(26,810)	(131,716)	(94,082)	(465,946)

BASIC and DILUTED
Weighted Average Shares Outstanding	1,217,376	590,351	1,217,376	590,351
Earnings (loss) per Share	(0.02)	(0.22)	$(0.08)	$(0.79)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows (used by) Operating Activities:
Net Loss	$(94,082)	(465,946)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	158,250	162,262
Changes in assets and liabilities:
Accounts receivable	(11,250)	9,549
Other current assets/liabilities	2,649	88,384
Other Assets/Liabilities	(112,064)	3,733,114
Accounts Payable	(10,038)	11,505
Accrued expenses and other payables	37,435	(1,057,785)
Accrued interest payable	25,829	26,011
Net cash (used in) operating activities	(3,270)	2,507,094

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	25,289	-
Proceeds/Payments from notes payable	(17,012)	(1,313,590)
Payments/Proceeds from short term notes payable (net)	-	(1,315,162)
Net cash provided by financing activities	8,277	(2,628,752)
NET INCREASE (DECREASE) IN CASH	5,008	(121,658)
CASH AT BEGINNING OF PERIOD	16,192	137,850
CASH AT END OF PERIOD	21,200	16,192

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

GEX Management initially began operations as a Professional Services Company providing back office support to third-party clients. In 2016 GEX Management revised its business model to provide staffing and back-office services to a wide variety of industries in order to expand the Company’s footprint, thereby building on the previous 12-year history of exceptional client service. Over the next few years, GEX Management experienced tremendous growth in sales and customer pipeline - staffing business grew by over 1600%+ from 2016 to 2017 with the firm being named among the “fastest growing public companies in the North Texas region” by the Dallas Morning News, while also significantly expanding its client footprints across multiple staffing, business consulting and PEO opportunities.

In 2019, the current management of GEX set strategic goals to revise the business model to expand into areas of higher margin and growth particularly in the area of Technology and Strategy Consulting. As a result of management efforts, GEX Management was invited in February 2019 to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the world’s largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting space. The first consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client. Subsequently, GEX placed its second enterprise consultant at the world’s leading Fortune 100 CRM Company at its headquarters in San Francisco. As a direct result of the high market demand for experienced technology consultants via its supplier program, the GEX team has interviewed and procured 15 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for short to long term projects and are expected to be fully staffed by its corporate clients by Q4 2021. Additionally, GEX plans to hire and place 50-75 enterprise consultants over the next 18 - 24 month period to satisfy its growing pipeline of future contracts. As a result of these market initiatives, GEX forecasts to potentially achieve approximately $10- 15M in gross billings over the next 18-24 month period, assuming all projected contracts are fully placed on projects that have been currently identified by the GEX supplier program pipeline.

In Q4 2019, GEX signed a contract with one of the fastest growing, VC backed social video platform to provide key corporate and strategy consulting services - this contract has resulted in enormous growth opportunities for GEX and is expected to significantly expand growth in future periods. GEX has signed additional contracts to provide interim “CFO” and “CEO” consulting services to high growth public and private companies, resulting in over 900% YoY growth in sales this quarter as a direct result of these opportunities. Furthermore, GEX is in talks with multiple staffing and consulting companies to identify synergistic acquisition opportunities to fuel organic and inorganic growth and fulfil the corporate objective of becoming a top tier business services firm in the US while also developing a long term and sustainable business model. Management expects these and other potential growth initiatives to help the firm eventually achieve strong and stable revenue growth while also achieve profitability by targeting a higher margin, lower cost model and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure while maximizing efficient use of operating capital during future periods.

In addition to these planned strategic growth initiatives which had started to build momentum in 2019 and expected to grow steadily in future periods, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to reduce the overall debt and debt like instruments on the balance sheet by over 50% of the principal outstanding balance through strategic conversions of convertible notes to common equity initiated by the convertible note issuers throughout 2019 and 2020 and settlement or elimination of certain MCA and debt like instruments– this focus on balance sheet is expected to sustain through 2021 and beyond as a result of these management growth initiatives and the continued support of investors and shareholders alike. Finally, management believes that the material elimination of MCA and related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. While management efforts to settle these instruments are aggressively underway, the inability or failure by the firm to completely address any toxic debt instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments.

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

Earnings per share information for the three months ended September 30, 2020 has been retroactively adjusted to reflect the stock split that occurred in December 2017 and the reverse stock split that occurred in September 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2019 or operations or cash flows for the periods ended September 30, 2020.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through March 31, 2021.

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

The consolidated financial statements for the nine months ended September 30, 2020 and were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,256,836 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At September 30, 2020 and December 31, 2019, Other Current Assets were $991,487 and $994,137 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

At September 30, 2020 and December 31, 2019, Other Assets were $2,778,167 and $2,940,887 respectively. Other Assets primarily comprised of long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

NOTE 3. STOCKHOLDERS’ EQUITY

General

The Company filed Form S-1 with the Securities & Exchange Commission and it was declared effective on November 14, 2016 under which the Company sold 188,059 shares for $282,089 in the first quarter under this registration statement. The Company effected a 4 for 3 stock split in December 2017 and a 1 for 10,000 reverse stock split in September 2020. All transaction have been adjusted to reflect this split.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2020, the company had $18,717 outstanding accounts receivable balance with its customers. As of December 31, 2019, the company had $7,467 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own significantly material fixed assets as of September 30, 2020

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

Revenues

For the three months ended September 30, 2020 and 2019, the Company had no revenues from related parties.

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

Results of Operations

The three months ended September 30, 2020 compared to the three months ended September 30, 2019 Revenue

Our revenue for the three months ended September 30, 2020 was $244,230 compared to $24,354 for the three months ended September 30, 2019. This significant 900% revenue increase was primarily attributable to the material consulting contracts that were added to the business in Q3 2020 which resulted in a significant improvement in sales pipeline compared to prior year period.

Operating Expense

Total operating expenses for the three months ended September 30, 2020 was $238,893 compared to the operating cost for the three months ended September 30, 2019 of $93,385. This increase in operating expenses was primarily due to the business development initiatives by the current management.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

It is possible that from time to time in the ordinary course of business we may be or we may have been involved in legal proceedings, lawsuits or investigations, which could potentially have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In the opinion of our Board of Directors, any such legal proceedings or lawsuits that we have been involved with in the past or may be involved with are not expected to have a material adverse effect on our financial situation or results of operations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfil short term payment obligations related to these MCAs. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEX is currently in the process of negotiating settlement terms on monies owed to these parties. As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The management is also in the process of hiring a legal team to contest some of these Confession of Judgements which the management believes were incorrectly filed by the MCAs. The potential inability of the Company to satisfy these MCA obligations or settle in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching a resolution in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

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

GEX MANAGEMENT, INC.

Dated: November 23, 2020	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer

