Form 10-Q/A
period 2020-09-30
GEX MANAGEMENT, INC.
filed 2020-11-24
CIK 1681556

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 of GEX MANAGEMENT, INC. (the “Company”) filed with the Securities and Exchange Commission on November 23, 2020 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

GEX MANAGEMENT, INC.

Dated: November 24, 2020	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer