Form 10-Q/A
period 2020-09-30
GEX MANAGEMENT, INC.
filed 2020-12-01
CIK 1681556

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 of GEX Management, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 23, 2020 (the “Form 10-Q”), is to amend Part I (Item 1) with updated footnotes related to certain convertible notes and conversions (Note 3 and Note 4) and related informed as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q.

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

During the twelve-month periods ended December 31, 2018, 2019 and 2020 respectively, the Company issued the following unregistered securities. The issuance of securities in connection with these transactions was exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under of the Securities Act of 1933, as amended (the Securities Act”), as transactions by an issuer not involving a public offering.

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. In March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion. In April 2019, the Company issued a total of 131,889,069 shares of common stock related to convertible note conversions. In May 2019, the Company issued a total of 1,060,050,879 shares of common stock related to convertible note conversions. In June 2019, the Company issued a total of 1,598,790,735 shares of common stock related to convertible note conversions. In July 2019, the Company issued a total of 1,865,042,736 shares of common stock related to convertible note conversions. In August 2019, the Company issued a total of 913,654,084 shares of common stock related to convertible note conversions. On September 21, 2020, the Company issued 30,409 shares of common stock related to a convertible note conversion. On September 23, 2020, the Company issued 31,872 shares of common stock related to a convertible note conversion. On September 24, 2020, the Company issued 336,134 shares of common stock related to a convertible note conversion. On September 25, 2020, the Company issued 39,085 shares of common stock related to a convertible note conversion. On September 29, 2020, the Company issued 57,808 shares of common stock related to a convertible note conversion.

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

On April 26, 2018, the Company entered into a convertible note payable for $146,681 bearing interest at 10% per annum. On August 1, 2018, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. The note is convertible at the lesser of $2.50 per share or 65% of the market price on the date of conversion. In connection with this note payable, on August 9, 2018, the Company issued 207,339 shares for its common stock as a commitment fee. On August 8, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. On August 14, 2018, the Company entered into a convertible note payable for $250,000 bearing interest at 10% per annum. On August 24, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. On January 18 2019, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. In connection with this note payable, the Company issued 538,095 shares for its common stock as a commitment fee. On February 15, 2019, the Company entered into a convertible note payable for $43,000 bearing interest at 10% per annum. On April 16, 2019, the Company entered into a convertible note payable for $38,000 bearing interest at 10% per annum. On September 27, 2019, the Company entered into a convertible note payable for $45,000 bearing interest at 10% per annum. On May 18, 2020, the principal balance, accrued interests and default amounts related to the February 2019 and April 16, 2019 convertible notes were consolidated and assigned to an investor group for the total principal outstanding balance of $62,420.38.

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

GEX MANAGEMENT, INC.

Dated: December 1, 2020	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Executive Director, Interim Chief Executive Officer

