Form 10-K
period 2020-12-31
GEX MANAGEMENT, INC.
filed 2021-04-15
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________to ______________

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	001-38288	56-2428818
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3662 W. Camp Wisdom Road

Dallas, Texas 75237

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

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 14, 2021, the Registrant had 49,542,110 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

History and Development of Business

GEX Management, Inc. was originally formed in 2004 by Carl Dorvil as Group Excellence Management, LLC. d/b/a MyEasyHQ. In March of 2016, it was converted from a limited liability company into a C corporation and changed its name to GEX Management, Inc.

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

In 2019, the current management of GEX under the guidance of the current CEO, Sri Vanamali, set strategic goals to revise the business model to expand into areas of higher margin and growth particularly in the area of Technology and Strategy Consulting Services. As a result of management efforts, GEX Management was invited in February 2019 to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the world’s largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting space. The first consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client. Subsequently, GEX placed its second enterprise consultant at the world’s leading Fortune 100 CRM Company at its headquarters in San Francisco and subsequently several more highly skilled Enterprise Technology Consultants at leading Fortune 500 retail, healthcare, manufacturing and technology clients across the country . As a direct result of the high market demand for experienced technology consultants via its multiple supplier programs, the GEX team has interviewed and is in the process of procuring 45 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for various short to long term projects and are expected to be fully staffed by its corporate clients by Q4 2021. Additionally, GEX plans to hire and place more than 100 enterprise consultants over the next 18 - 24 month period to satisfy its growing pipeline of future contracts. As a result of these market initiatives, GEX forecasts to potentially achieve approximately $20- $25M in gross billings over the next 18-24 month period, assuming all projected contracts are fully placed on projects that have been currently identified by the GEX supplier program pipeline and businesses begin to re-open as the pandemic related restrictions are removed.

In Q4 2019, GEX signed a contract with one of the fastest growing, VC backed social video platform to provide key corporate and strategy consulting services – an initiative that the CEO was personally involved with in developing and growing the strategic business relationship over the last two years. This contract has resulted in enormous growth opportunities for GEX and is expected to significantly expand growth in future periods as well. GEX has also signed additional contracts to provide interim “CFO” and “CEO” consulting services to various high growth public and private companies, resulting in doubling of sales within a year and achieving an astounding double digit expansion in gross margins despite the pandemic related recessionary business environment. Furthermore, GEX is in talks with multiple companies to identify synergistic acquisition opportunities to fuel organic and inorganic growth and fulfil the corporate objective of becoming a top tier business and technology focused firm while also developing a long term and sustainable technology centric business model. Management expects these growth initiatives to help the firm eventually achieve strong and stable revenue growth while also achieving sustainable long term profitability by targeting a higher margin, lower cost model and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure.

In addition to these planned strategic growth initiatives which had started to build momentum in 2019 and are expected to gain significant traction in 2021 and beyond, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to significantly reduce the overall debt and debt like instruments on the balance sheet through strategic conversions of convertible notes to common equity initiated by the convertible note issuers throughout 2019 and 2020 and settlement or elimination of certain MCA and debt like instruments. This focus on balance sheet cleanup and to stay significantly “asset-lite” is expected to achieve material results by Q4 2021, at which point GEX would be primed for its next phase of strategic growth initiatives by deploying equity and non-toxic debt instruments towards organic and inorganic opportunities. Finally, management believes that the material elimination of MCA and related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. While management efforts to settle these instruments are aggressively underway, the inability or failure by the firm to completely address any toxic debt instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments. As part of this long term strategy, management has already begin putting processes in place to protect the company via a robust internal restructuring program and will be announcing the outcome of these intra-company restructuring efforts that will protect the interests of investors and shareholders alike over the long term and also streamline the corporate structure to be synergistic with the management’s long term vision for the company.

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

Specific services are described below:

Business Strategy

Our objective is to become a leading management consulting, technology and business services company, and to continuously expand our client base. We seek to achieve this objective by continuing to implement our business strategy, which includes the primary elements enumerated below.

Marketing and Sales

Our comprehensive marketing efforts are fluid, adaptive, and results-driven. They comprise both traditional and non- traditional channels including print collateral, website, video, PowerPoint presentations, digital ads, social media posts and press releases. We likewise employ a small sales team. We strategically target large and medium sized businesses that require the services we provide. Previously, a significant amount of corporate revenue has been derived through client referrals and management’s personal relationships. Our plan is to continue to leverage these important relationships while expanding our brand reach by means of integrated marketing campaigns, more timely, informative, and effectual messaging, and greater collaboration between marketing and sales in order to increase both client and sales growth.

Industry and Competitors

The Professional Staffing industry is highly fragmented, resulting in robust competition. Competition affects our success in both the market segments we currently serve, as well as the new market segments we may enter in the future. We compete with several large management and technology consulting companies that provide identical services to those GEX Management provides; some offer additional services. The financial and marketing resources of some of our competitors exceed those of GEX Management. Businesses primarily select a service provider based on price point/value, innovative/flexible product offerings, and quality of customer service.

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

Number of Employees

As of December 31, 2020 we had 8 full time employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

As of December 31, 2020, GEX’s corporate offices were located at 3662 W. Camp Wisdom Road, Dallas, Texas 75237.

Other Property

As of December 31, 2020, GEX does not have interest in material assets involving real estate and fixed equipments.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is included in the OTC Pink Sheets, under the symbol GXXM. The table below summarizes the high and low closing sales prices per share for our common stock for the periods indicated, as reported on OTC. These amounts have been adjusted to reflect the 4 for 3 stock split of our common stock effected on December 12, 2017 and the 1 for 10,000 reverse stock split of our common stock effected on May 18 2020. The Company began trading on June 13, 2017 and therefore has no activity prior to the Quarter ended June 30, 2017.

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2020
High	$1.0	$1.0	$1.0	$0.0620
Low	$0.3	$0.5	$0.0260	$0.0203

Fiscal Year 2019
High	$0.002	$0.0002	$0.0001	$0.0001
Low	$0.0016	$0.0001	$0.0001	$0.0001

Fiscal Year 2018
High	$3.48	$1.86	$1.15	$0.212
Low	$3.408	$1.50	$1.15	$0.212

Fiscal Year 2017
High	$—	$8.60	$10.50	$8.25
Low	$—	$1.40	$6.02	$3.41

Shareholders

As of December 31, 2020, there were approximately 86 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

No Dividends were declared for the Fiscal year 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to report selected financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

GEX Management is a management consulting and technology business services company providing client employers and their employees with a broad portfolio of related products and services. We provide both long and short-term consulting solution services, including enterprise strategy and technology consulting, enterprise project management; and Human Capital Management (HCM) solution capabilities.

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

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

Revenues for the year ended December 31, 2020 and 2019 were $750, 682 and $385,872, respectively. The close to 100% increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities. Additionally, the management has put in processes in place to strengthen internal controls such as, (1) adherence to established contract markups through enforcement of systematic and auto-invoicing processes to minimize manual errors and enforcing timely invoice submission to clients (2) frequent follow ups by the executive management team to ensure invoices and receivables are tracked and closed in a timely manner, and (3) timely alerts to customers to notify on upcoming billing cycles and payment dues. All of these efforts have resulted in a strong

Cost of Services and Gross Profit

The Company’s gross profit in 2020 was $636,965 with a Gross Margin of 85% compared to $278,116 with a Gross Margin of 72% in 2019. The significant 13% expansion in gross margin was primarily due to signing higher margin consulting contracts in 2020 compared to 2019 and also significant cost rationalization efforts associated with customer contracts relating to our business services in 2020 compared to 2019 and prior periods.

Operating Expense

Total operating expense in the years ended December 31, 2020 and 2019 were $680,202 and $700,090 respectively. The lower expenses reflects the cost rationalization efforts by the management, process efficiencies, along with reduced operating expenses associated with customer contracts relating to our business services in 2020 compared to 2019

Net Loss

Net loss for the years ended December 31, 2020 and 2019 was $224,947 and $100,200 , respectively. The increase in losses for 2020 compared to 2019 was attributable to higher non-operating expenses and derivative losses in 2020 compared to 2019.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2021. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to move away from these expensive debt like obligations and rely on other traditional and non-traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2020	2019
Net cash used in operating activities	$(458,661)	$13,053,711
Net cash used in investing activities	-	-
Net cash provided by financing activities	461,038	(13,079,689)
Net increase(decrease) in cash and cash equivalents	$2,378	$(25,978)

Net cash in operating activities was a use of $458,661 for the twelve months ended December 31, 2020 as compared to $13,053,711 cash in operating activities for the twelve months ended December 31, 2019. The increase in cash used in operating activities was in part due to higher operating expenses in 2020 as the Company focused on significantly expanding the business development effort, streamlined operating costs, marketed high margin customer contracts, deployed business acquisition capital and rationalizing expenses to support long term growth.

Net cash provided by financing activities of $461,038 for the twelve months ended December 31, 2020 was primarily from debt /debt like instruments in the balance sheet.

Net cash used in investing activities for the twelve months ended December 31, 2020 was $0.

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

On January 15, 2021, the Board of Directors of GEX Management, Inc (the “Company”) approved the re-engagement of Slack and Company, LLC (“Slack & Co.”) as the Company’s independent registered public accounting firm for the year ending December 31, 2020.

The Company’s financial statements as of December 31, 2017 have been audited by Pinnacle Accountancy Group of Utah (a d/b/a of Heaton & Company, PLLC, “Heaton & Co”) independent registered public accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the year ended December 31, 2019 and December 31, 2020, , there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Slack & Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Slack & Co, would have caused Slack & Co to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Slack & Co on the Company’s consolidated financial statements for the year ended December 31, 2020 and December 31 2019, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has provided Slack & Co. with a copy of the disclosures it is making in this Current Report on Form 10-K prior to its filing with the Securities and Exchange Commission (“SEC”)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Investment Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Investment Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Despite these past challenges, management has taking extraordinary steps to mitigate this risk by (1) reviewing the book of records for the entire fiscal year and ensuring journal entries are accurately documented for all past transactions and bank statement records are matched with book entries and corrected as needed to reflect accurate records (2) perform comprehensive review of invoices and receivables and write-off long standing receivables as bad expense if required based on detailed analysis (3) transition towards automatic bank feeds to the book of records and away from the past practice of manual book entries of bank deposits or withdrawals which are subject to human errors and prone to transactions risks. Management is confident that these changes would help mitigate the potential risks related to internal controls going forward.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2020.

Name	Age	Position	Held Since
Srikumar Vanamali	39	CEO & CFO	October 2018
3662 W. Camp Wisdom Road
Dallas, Texas 75237

Shaheed Bailey	34	Director, Interim	October 2018
3662 W. Camp Wisdom Road		CIO
Dallas, Texas 75237

Srikumar Vanamali:

Srikumar Vanamali, 39, is an experienced post-MBA executive with close to 20 years of top-tier, diverse experience in strategy and technology consulting, compliance consulting investment banking and professional business services. Mr. Vanamali has been leading the Company’s Corporate Strategy functions since June 2018. Prior to that, from January 2017 through May 2018, he worked as a private equity principal and an investment banker at NMS Capital, a L.A.-based firm focusing on capital markets and M&A. Before joining NMS Capital, he was a Management Consultant for Sharp Decisions Inc, a business services company through which he provided consulting services to Toyota Financial Services from November 2014 through December 2016. Prior to this, he was a Consultant and Technology Lead at Infosys, a global consulting firm, from November 2003 through June 2012. Mr. Vanamali earned a Bachelor’s in Engineering, Computer Science from the University of Madras, in Chennai, Tamil Nadu, India, in 2003, and an MBA from UCLA Anderson School of Management, in Los Angeles, California, in 2014. Additionally, Sri holds his Series 24, 79 and 63 licenses.

In October 2018, Mr. Vanamali became the Chief Executive Officer and Executive Director for GEX Management, Inc., and currently serves in these roles.

Shaheed Bailey:

Shaheed Bailey, 34, had been serving as Managing Partner of Greenpoint Capital Partners., a private equity firm that helps middle market companies raise equity/debt capital and locate strategic and value strategic acquisitions, and provides consulting for cost cutting, tax savings and growth strategies since October 2012. Prior to that, from June 2010 through September 2012, he served as a Sales Consultant/Partner for Sales Consultants of Morris County, a company that provided strategic consulting services. Before joining Sales Consultants of Morris County, he was a Private Banker with Wells Fargo Bank from July 2008 through April 2010. In October 2018, Mr. Bailey became the Interim Chief Investment Officer and Director for GEX Management, Inc., and currently serves in these roles.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2020 in all capacities for the accounts of our executives, including the Chief Executive Officer (“CEO”) and Interim Chief Operating Officer (“Interim COO”):

The following officers received the following compensation for the years ended December 31, 2020. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Srikumar Vanamali,	2020	$180,000	50,000	None	None	None	None	None
CEO/President	2019	$86,000	None	None	None	None	None	None

Shaheed Bailey,	2019	-	None	None	None	None	None	None
Interim Chief Investment Officer	2019	-	None	None	None	None	None	None

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
Srikumar Vanamali, CEO/President	300,000	None	None	$1	N/A	None
Shaheed Bailey, Interim CIO	300,000	None	None	$1	N/A	None

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

Name of Stockholder	Number of Shares of Common Stock	Number of Super Voting Preferred Stock	Number of Votes Held by Common Stockholders	Percentage of Voting Equity (1)(3)
Srikumar Vanamali, (1)	0	400,000	0	25.5%
Shaheed Bailey (2)	0	400,000	0	25.5%
All directors and officers as a group (2 persons)	0	800,000		51.0%
Total	0	800,000	0	51.0%

(1)	Based upon 49,542,110 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of April 15, 2021, Mr. Vanamali’s voting stock represents 25.5% or 12,633,238 shares of voting capital stock. Mr. Vanamali is the CEO and President of the Company.
(2)	Based upon 49,542,110 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of April 15, 2021. Mr. Bailey’s voting stock is 25.5% or 12,633,238 shares of voting capital stock. Mr. Bailey is a Director of the Company.
(3)	Includes shares of Common Stock and Super Voting Preferred Stock owned by our officers and directors as a group (2 persons).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company does not have any related party transactions at this time.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2020 was $15,000.

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

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2021.

GEX Management, Inc.

By:	/s/ Srikumar Vanamali
Srikumar Vanamali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Srikumar Vanamali	Chief Executive Officer and Chairman of the Board
Srikumar Vanamali

By:	/s/ Shaheed Bailey	Interim Chief Investment Officer, Director
Shaheed Bailey

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. (the “Company”) as of December 31, 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the two year period ended December 31, 2020 and December 31, 2019 respectively, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2020 and December 31, 2019 respectively, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Slack and Company, LLC

We have served as the Company’s auditor since August 21, 2019

April 15, 2021

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$6,641	$4,263
Accounts Receivable, net	211,222	7,467
Accounts Receivable - Related Party	-	-
Other Current Assets and Prepaid	107,289	994,137
Total Current Assets	$325,152	$1,005,867
Property and Equipment, net	-	7,435
Other Assets	3,131,545	2,940,887
Total Assets	$3,456,697	$3,954,190
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$152,426	$129,504
Accrued Expenses and Other	233,688	283,801
Derivative Liability and Others	-	521,289
Accrued Interest Payable	99,445	284,550
Notes Payable - Current Portion	4,004,517	3,623,579
Total Current Liabilities	4,490,075	4,842,722
Long-term liabilities:
Notes Payable	-	-
Lines of Credit - Related Party	483,677	483,677
Total Long-Term Liabilities	483,677	483,677
Total Liabilities	4,973,752	5,326,398
Commitments and contingencies (Note 10)
Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value	—	—
Common Stock, $0.001 par value	3,616	5,826,418
Additional Paid-In-Capital	5,285,449	(617,453
Accumulated Deficit	(6,806,120)	(6,581,174)
Total Shareholders’ Equity (Deficit)	(1,517,054)	(1,372,208
Total Liabilities and Shareholders’ Equity (Deficit)	$3,456,697	$3,954,190

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2020 and 2019

	2020	2019
Revenues	$750,682	$385,872
Revenues - Related Party	-	-
Total Revenues	750,682	385,872
Cost of Revenues	113,717	107,756
Gross Profit	636,965	278,116
Operating Expenses:
Depreciation and Amortization	230,314	216,144
Selling and Advertising	-	-
General and Administrative	449,888	483,946
Total Operating Expenses	680,202	700,090
Total Operating Loss	(43,236)	(421,974)
Other Income (Expense)
Gain on Extinguishment of Debt	340,551	670,471
Interest Expense	(125,438)	(222,902)
Derivative Gain (Losses)	(521,289)	-
Other Income (Expense)	124,646	(125,795)
Net Other Income (Expense)	(181,530)	321,774
Net Loss Before Income Taxes	(224,947)	(100,200)
Provision for Income Taxes	-	-
Net Loss	$(224,947)	$(100,200)
Income per common share:
Net loss per common share – basic	$(0.07)	$(0.16)
Net loss per common share – diluted	$(0.07)	$(0.16)

Weighted Average Shares:
Basic	3,163,044	609,407
Diluted	3,163,044	609,407

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2020 and 2019

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	$-	590,351	1,044	5,207,922	(6,581,174)	$(1,372,208)

Issuance of Common Shares for Share Services			131,717	132	24,783	-	24,915
Issuance of Common Shares for Interest Expenses			987,423	987			987
Issuance of Common Shares for Debt Conversions			1,453,553	1,454	52,745	-	54,199
Net Loss						(224,947)	(224,947)
Balance at December 31, 2020	-	$-	3,163,044	$3,616	$5,285,449	$(6,581,174)	$(1,517,054)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2020 and 2019

	2020		2019
Operating Activities:

Net Loss		$(224,947)		(100,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization		230,314		216,144
Stock Contract Services		-		-
Stock Issued for Expenses		-		-
Write Off Balance of Contract Paid with Shares		-		-
Gain on Extinguishment of Debt		340,551		670,471
Gain on Sale of Investment		-		-)
Gain /Loss on Derivative Instruments		(521,289)		-)
Change in Assets and Liabilities:
Accounts Receivable		(203,755)		10,797
Accounts Receivable - Related Party		-		-)
Other Current Assets/Liabilities		886,847		761,835)
Other Assets/Liabilities		(979,034)		12,495,162)
Accounts Payable		22,922		106,799)
Accrued Expenses		(50,113)		(1,242,030
Accrued Interest Payable		(185,105)		134,732
Net Cash Used by Operating Activities		$(458,661)		13,053,711)
Investing Activities:
Purchase of Contracts		-		-
Investment in Equity Interest		-		-
Purchase of Fixed Assets		-		-)
Net Cash Used in Investing Activities		$-		$-)
Financing Activities:
Proceeds from Common Stock/APIC		80,101		(9,340,630)
Proceeds from Line of Credit - Related Party, net				(59,301)
Proceeds from Notes payable, net		380,938		(3,679,757)

Net Cash Provided by Financing Activities		$461,038		$(13,07,689)
Net increase in cash and cash equivalents		$2,378		$(25,978)
Cash and cash equivalents
Cash and cash equivalents at beginning of year		4,263		30,242
Cash and cash equivalents at end of year		$6,641		$4,263
Supplemental Disclosures:

Income Taxes Paid		$-		$-
Interest Paid		$125,438		$222,902
Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt and Interest	$		$
Common Shares Issued for Services	$
Common Shares Issued for Debt Conversions		$1,453,553		$3,134,139
Purchase of Land Asset	$
Proceeds on sale of Equity Interest	$
Common Shares issued for Land Asset Purchase	$
Debt Assumed as part of Land Purchase	$

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

Earnings per share information for the twelve months ended December 31, 2020 has been retroactively adjusted to reflect the stock split that occurred in December 2017 and the reverse stock split that occurred in May 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2020 or operations or cash flows for the periods ended December 31 2020.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2021.

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

The consolidated financial statements for the twelve months ended December 31, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At December 31, 2020 and December 31, 2019, Other Current Assets were as follows:

	December 31, 2020	December 31, 2019
Other Current Assets:
Prepaids and Debt Discounts	$(200)	$967,152
Other Current Assets	107,489	26,985
Total Other Current Assets	$107,289	$994,137

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

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. In March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion. In April 2019, the Company issued a total of 131,889,069 shares of common stock related to convertible note conversions. In May 2019, the Company issued a total of 1,060,050,879 shares of common stock related to convertible note conversions. In June 2019, the Company issued a total of 1,598,790,735 shares of common stock related to convertible note conversions. In July 2019, the Company issued a total of 1,865,042,736 shares of common stock related to convertible note conversions. In August 2019, the Company issued a total of 913,654,084 shares of common stock related to convertible note conversions. On September 21, 2020, the Company issued 30,409 shares of common stock related to a convertible note conversion. On September 23, 2020, the Company issued 31,872 shares of common stock related to a convertible note conversion. On September 24, 2020, the Company issued 336,134 shares of common stock related to a convertible note conversion. On September 25, 2020, the Company issued 39,085 shares of common stock related to a convertible note conversion. On September 29, 2020, the Company issued 57,808 shares of common stock related to a convertible note conversion. On October 6, 2020, the Company issued 60,693 shares of common stock related to a convertible note conversion. On October 16, 2020, the Company issued 51,170 shares of common stock related to a convertible note conversion. On November 2, 2020, the Company issued 66,294 shares of common stock related to a convertible note conversion. On December 3, 2020, the Company issued 69,583 shares of common stock related to a convertible note conversion. On December 8, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 76,691 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 14, 2020, the Company issued 72,700 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 17, 2020, the Company issued 81,481 shares of common stock related to a convertible note conversion. On December 21, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 100,636 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 105,658 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 209,643 shares of common stock related to a convertible note conversion. On December 28, 2020, the Company issued 81,633 shares of common stock related to a convertible note conversion. On December 29, 2020, the Company issued 240,884 shares of common stock related to a convertible note conversion. On December 30, 2020, the Company issued 272,828 shares of common stock related to a convertible note conversion. On December 31, 2020, the Company issued 121,391 shares of common stock related to a convertible note conversion.

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

On August 29, 2018, the Company entered into a convertible note payable for $112,750 bearing interest at 10% per annum. All principal and interest is due on August 29, 2019.

On January 18 2019, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. All principal and interest is due on July 18, 2019.

On February 15, 2019, the Company entered into a convertible note payable for $43,000 bearing interest at 10% per annum. All principal and interest is due on February 15, 2020.

On April 16, 2019, the Company entered into a convertible note payable for $38,000 bearing interest at 10% per annum. All principal and interest is due on April 16, 2020.

On March 25, 2019, the Company entered into a convertible note payable for $50,000 bearing interest at 12% per annum. All principal and interest is due on March 25, 2020.

On September 27, 2019, the Company entered into a convertible note payable for $45,000 bearing interest at 10% per annum. All principal and interest is due on March 27, 2020.

On October 12, 2019, the Company entered into a convertible note payable for $100,000 bearing interest at 10% per annum. All principal and interest is due on October 12, 2020.

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of December 31, 2020, the company had $211,222 outstanding accounts receivable balance with its customers. As of December 31, 2019, the company had $7,467 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company had the following property and equipment as of December 31, 2020 and December 31, 2019:

	Dec 31, 2020	Dec 31, 2019
Land	$-	$-
Buildings	-	-
Office Equipment	-	7,435
Total Fixed Assets	-	7,435
Accumulated Depreciation	-	-)
Property and Equipment, net	$-	$7,435

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company did not have any contingent liabilities during this reporting period.

NOTE 9. ACQUISITIONS AND DIVESTITURES

The Company did not have any related party transactions during this reporting period.

NOTE 10. SUBSEQUENT EVENTS

On January 4, 2021, the Company issued 299,849 shares of common stock related to a convertible note conversion. On January 5, 2021, the Company issued 157,156 shares of common stock related to a convertible note conversion. On January 5, 2021, the Company issued 81,633 shares of common stock related to a convertible note conversion. On January 6, 2021, the Company issued 341,537 shares of common stock related to a convertible note conversion. On January 6, 2021, the Company issued 81,633 shares of common stock related to a convertible note conversion. On January 7, 2021, the Company issued 157,100 shares of common stock related to a convertible note conversion. On January 8, 2021, the Company issued 422,594 shares of common stock related to a convertible note conversion.

On January 11, 2021, the Company issued 212,990 shares of common stock related to a convertible note conversion.

On January 12, 2021, the Company issued 485,588 shares of common stock related to a convertible note conversion.

On January 13, 2021, the Company issued 244,615 shares of common stock related to a convertible note conversion.

On January 15, 2021, the Company issued 281, 100 shares of common stock related to a convertible note conversion. On January 15, 2021, the Company issued 557,727 shares of common stock related to a convertible note conversion.

On January 19, 2021, the Company issued 281,100 shares of common stock related to a convertible note conversion.

On January 20, 2021, the Company issued 280,020 shares of common stock related to a convertible note conversion.

On January 21, 2021, the Company issued 696,364 shares of common stock related to a convertible note conversion.

On January 22, 2021, the Company issued 323,002 shares of common stock related to a convertible note conversion.

On January 22, 2021, the Company issued 337,838 shares of common stock related to a convertible note conversion.

On January 22, 2021, the Company issued 340,537 shares of common stock related to a convertible note conversion.

