Form 10-K/A
period 2020-12-31
GEX MANAGEMENT, INC.
filed 2021-04-20
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of GEX Management, Inc. (together with the subsidiaries, the “Company”, “we”, “our”, or “us”) for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on April 15, 2021 (the “2020 Annual Report”), is to amend Part I (Item 1 and 2) with updated footnotes related to the establishment and issuance of certain classes of preferred stock (Note 10) and with the updated Financial Statements and related informed as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-K, and to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 20, 2021.

GEX Management, Inc.

By:	/s/ Srikumar Vanamali
Srikumar Vanamali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Srikumar Vanamali	Chief Executive Officer and Chairman of the Board	April 20, 2021
Srikumar Vanamali

By:	/s/ Shaheed Bailey	Interim Chief Investment Officer, Director	April 20, 2021
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

/s/ Slack and Company, LLC

We have served as the Company’s auditor since August 21, 2019

April 15, 2021

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$6,641	$4,263
Accounts Receivable, net	211,222	7,467
Accounts Receivable - Related Party	-	-
Other Current Assets and Prepaid	107,289	994,137
Total Current Assets	$325,152	$1,005,867
Property and Equipment, net	-	7,435
Other Assets	3,131,545	2,940,887
Total Assets	$3,456,697	$3,954,190
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$152,426	$129,504
Accrued Expenses and Other	233,688	283,801
Derivative Liability and Others	-	521,289
Accrued Interest Payable	99,445	284,550
Notes Payable - Current Portion	4,004,517	3,623,579
Total Current Liabilities	4,490,075	4,842,722
Long-term liabilities:
Notes Payable	-	-
Lines of Credit - Related Party	483,677	483,677
Total Long-Term Liabilities	483,677	483,677
Total Liabilities	4,973,752	5,326,398
Commitments and contingencies (Note 10)
Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value	—	—
Common Stock, $0.001 par value	3,616	5,826,418
Additional Paid-In-Capital	5,285,449	(617,453
Accumulated Deficit	(6,806,121)	(6,581,174)
Total Shareholders’ Equity (Deficit)	(1,517,054)	(1,372,208
Total Liabilities and Shareholders’ Equity (Deficit)	$3,456,697	$3,954,190

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

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2020 and 2019

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	$-	590,351	1,044	5,207,922	(6,581,174)	$(1,372,208)

Issuance of Common Shares for Share Services			131,717	132	24,783	-	24,915
Issuance of Common Shares for Interest Expenses			987,423	987			987
Issuance of Common Shares for Debt Conversions			1,453,553	1,454	52,745	-	54,199
Net Loss						(224,947)	(224,947)
Balance at December 31, 2020	-	$-	3,163,044	$3,616	$5,285,449	$(6,806,121)	$(1,517,054)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2020 and 2019

	2020		2019
Operating Activities:

Net Loss		$(224,947)		(100,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization		230,314		216,144
Stock Contract Services		-		-
Stock Issued for Expenses		-		-
Write Off Balance of Contract Paid with Shares		-		-
Gain on Extinguishment of Debt		340,551		670,471
Gain on Sale of Investment		-		-
Gain /Loss on Derivative Instruments		(521,289)		-
Change in Assets and Liabilities:
Accounts Receivable		(203,755)		10,797
Accounts Receivable - Related Party		-		-
Other Current Assets/Liabilities		886,847		761,835
Other Assets/Liabilities		(754,087)		12,495,162
Accounts Payable		22,922		106,799
Accrued Expenses		(50,113)		(1,242,030)
Accrued Interest Payable		(185,105)		134,732
Net Cash Used by Operating Activities		$(458,661)		13,053,711
Investing Activities:
Purchase of Contracts		-		-
Investment in Equity Interest		-		-
Purchase of Fixed Assets		-		-
Net Cash Used in Investing Activities		$-		$-
Financing Activities:
Proceeds from Common Stock/APIC		80,101		(9,340,630)
Proceeds from Line of Credit - Related Party, net				(59,301)
Proceeds from Notes payable, net		380,938		(3,679,757)

Net Cash Provided by Financing Activities		$461,038		$(13,07,689)
Net increase in cash and cash equivalents		$2,378		$(25,978)
Cash and cash equivalents
Cash and cash equivalents at beginning of year		4,263		30,242
Cash and cash equivalents at end of year		$6,641		$4,263
Supplemental Disclosures:

Income Taxes Paid		$-		$-
Interest Paid		$125,438		$222,902
Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt and Interest	$		$
Common Shares Issued for Services	$
Common Shares Issued for Debt Conversions		$1,453,553		$3,134,139
Purchase of Land Asset	$
Proceeds on sale of Equity Interest	$
Common Shares issued for Land Asset Purchase	$
Debt Assumed as part of Land Purchase	$

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

On April 12, 2021, the Corporation’s Board of Directors authorized the establishment and issuance of 250,000 shares a new series of preferred stock, designated as Series B Convertible Preferred Stock, to be issued as follows: 200,000 shares to Orcrist Consulting, LLC, 25,000 shares to KinerjayPay Corp., 12,500 shares to Draper Inc. and 12,500 shares to Carriage House Capital Inc.

