Form 10-Q
period 2021-03-31
GEX MANAGEMENT, INC.
filed 2021-05-24
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 23, 2021 there were 71,383,476 shares of the registrant’s common stock outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the SEC on April 15, 2021 (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GEX MANAGEMENT, I NC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,327	$6,641
Accounts Receivable, net	86,545	211,222
Accounts Receivable - Related Party	-	-
Other Current Assets	113,591	107,289
Total Current Assets	228,463	325,152

Other Assets	3,078,795	3,131,545

TOTAL ASSETS	$3,307,258	$3,456,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$189,215	$152,426
Accrued Expenses and Other Current Liabilities	$235,192	233,688
Accrued Interest Payable	99,445	99,445
Notes Payable Current Portion	3,809,042	4,004,517
Total Current Liabilities	4,332,894	4,490,075

Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	4,816,571	4,973,752

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock 46,475,924 and 3,163,044 shares issued and Outstanding as March 31, 2021 and December 31, 2020, respectively	46,929	3,616
Additional Paid In Capital	5,652,241	5,285,449
Retained Deficit	(7,208,483)	(6,806,121)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,509,313)	(1,517,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,307,258	3,456,697

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$173,763	$54,298

Cost of Revenues	5,205	1,450
Gross Profit (Loss)	168,558	52,848

Operating Expenses Depreciation and Amortization	52,750	52,750
General and Administrative	388,961	75,701
Total Operating Expenses	441,711	128,451

Total Operating Income (Loss)	(273,153)	(75,603)

Other Income (Expense)
Income (Expense) from Other	(14,356)	100,806
Interest Income( Expenses)	(114,855)	(29,279)
Net Other Income (Expense)	(129,211)	71,527

Net income (loss) before income taxes	(402,363)	(4,075)
Provision for income taxes	-	-
NET INCOME (LOSS)	(402,363)	(4,075)

BASIC and DILUTED
Weighted Average Shares Outstanding	46,475,924	590,351
Earnings (loss) per Share	$(0.0087)	$(0.007)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	Mar 31, 2020
Cash Flows (used by) Operating Activities:
Net Loss	$(402,363)	(4,075)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	52,750	52,750
Changes in assets and liabilities:
Accounts receivable	124,677	-
Other current assets and liabilities	(6,302)	2,449
Other Assets/Liabilities	139	(121,391
Accounts Payable	36,789	29,246
Accrued expenses and other payables	1,505	(4,154)
Accrued interest payable	-	25,829
Net cash (used in) operating activities	(192,805)	(19,347

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-
Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	410,105	-
Proceeds/Payments from notes payable	-	-
Payments/Proceeds from short term notes payable (net)	(195,474)	-
Net cash provided by financing activities	214,630	-)
NET INCREASE (DECREASE) IN CASH	21,825	(19,347)
CASH AT BEGINNING OF PERIOD	6,502	25,849
CASH AT END OF PERIOD	28,327	6,502

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

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

In 2019, the current management of GEX set strategic goals to revise the business model to expand into areas of higher margin and growth particularly in the area of Technology and Strategy Consulting Services. As a result of management efforts, GEX Management was invited in February 2019 to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the world’s largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting space. The first consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client. Subsequently, GEX placed its second enterprise consultant at the world’s leading Fortune 100 CRM Company at its headquarters in San Francisco and subsequently several more highly skilled Enterprise Technology Consultants at leading Fortune 500 retail, healthcare, manufacturing and technology clients across the country . As a direct result of the high market demand for experienced technology consultants via its multiple supplier programs, the GEX team has interviewed and is in the process of procuring 45 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for various short to long term projects. Additionally, GEX plans to hire and place more than 100 enterprise consultants over the next 18 - 24 month period to satisfy its growing pipeline of future contracts. As a result of these market initiatives, GEX forecasts to potentially achieve approximately $20- $25M in gross billings over the next 18-24 month period, assuming all projected contracts are fully placed on projects that have been currently identified by the GEX supplier program pipeline and businesses begin to re-open globally as the pandemic related restrictions are removed.

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

The accompanying interim, unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021. All adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are of a normal and recurring nature.

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

Earnings per share information for the three months ended March 31, 2021 has been retroactively adjusted to reflect the stock split that occurred in December 2017 and the 1 for 10,000 reverse stock split in May 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2020 or operations or cash flows for the periods ended March 31, 2021.

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

The consolidated financial statements for the twelve months ended December 31, 2020 and three months ended March 31, 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $4,816,571 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At March 31, 2021 and December 31, 2020, Other Current Assets were $113,591 and $107,289 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

At March 31, 2021 and December 31, 2020, Other Assets were $3,078,795 and $3,131,545 respectively. Other Assets primarily comprised of certain long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

During the twelve-month periods ended December 31, 2018, 2019 and 2020 and three month period ended March 31 2021 respectively, the Company issued the following unregistered securities. The issuance of securities in connection with these transactions was exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under of the Securities Act of 1933, as amended (the Securities Act”), as transactions by an issuer not involving a public offering.

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. In March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion. In April 2019, the Company issued a total of 131,889,069 shares of common stock related to convertible note conversions. In May 2019, the Company issued a total of 1,060,050,879 shares of common stock related to convertible note conversions. In June 2019, the Company issued a total of 1,598,790,735 shares of common stock related to convertible note conversions. In July 2019, the Company issued a total of 1,865,042,736 shares of common stock related to convertible note conversions. In August 2019, the Company issued a total of 913,654,084 shares of common stock related to convertible note conversions. On September 21, 2020, the Company issued 30,409 shares of common stock related to a convertible note conversion. On September 23, 2020, the Company issued 31,872 shares of common stock related to a convertible note conversion. On September 24, 2020, the Company issued 336,134 shares of common stock related to a convertible note conversion. On September 25, 2020, the Company issued 39,085 shares of common stock related to a convertible note conversion. On September 29, 2020, the Company issued 57,808 shares of common stock related to a convertible note conversion. On October 6, 2020, the Company issued 60,693 shares of common stock related to a convertible note conversion. On October 16, 2020, the Company issued 51,170 shares of common stock related to a convertible note conversion. On November 2, 2020, the Company issued 66,294 shares of common stock related to a convertible note conversion. On December 3, 2020, the Company issued 69,583 shares of common stock related to a convertible note conversion. On December 8, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 76,691 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 14, 2020, the Company issued 72,700 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 17, 2020, the Company issued 81,481 shares of common stock related to a convertible note conversion. On December 21, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 100,636 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 105,658 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 209,643 shares of common stock related to a convertible note conversion. On December 28, 2020, the Company issued 81,633 shares of common stock related to a convertible note conversion. On December 29, 2020, the Company issued 240,884 shares of common stock related to a convertible note conversion. On December 30, 2020, the Company issued 272,828 shares of common stock related to a convertible note conversion. On December 31, 2020, the Company issued 121,391 shares of common stock related to a convertible note conversion. In January 2021, the Company issued a total of 9,775,136 shares of common stock related to a convertible note conversions. In February 2021, the Company issued a total of 13,778,844 shares of common stock related to a convertible note conversions. In March 2021, the Company issued a total of 19,758,900 shares of common stock related to a convertible note conversions.

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

On August 8, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 8, 2019. On August 14, 2018, the Company entered into a convertible note payable for $250,000 bearing interest at 10% per annum. All principal and interest is due on May 6, 2019. On August 24, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 24, 2019. On August 29, 2018, the Company entered into a convertible note payable for $112,750 bearing interest at 10% per annum. All principal and interest is due on August 29, 2019. On January 18 2019, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. All principal and interest is due on July 18, 2019. On February 15, 2019, the Company entered into a convertible note payable for $43,000 bearing interest at 10% per annum. All principal and interest is due on February 15, 2020. On April 16, 2019, the Company entered into a convertible note payable for $38,000 bearing interest at 10% per annum. All principal and interest is due on April 16, 2020. On March 25, 2019, the Company entered into a convertible note payable for $50,000 bearing interest at 12% per annum. All principal and interest is due on March 25, 2020. On September 27, 2019, the Company entered into a convertible note payable for $45,000 bearing interest at 10% per annum. All principal and interest is due on March 27, 2020. On October 12, 2019, the Company entered into a convertible note payable for $100,000 bearing interest at 10% per annum. All principal and interest is due on October 12, 2020. On February 8, 2021, the Company entered into a convertible note payable for $53,500 bearing interest at 10% per annum. All principal and interest is due on February 8, 2022. On March 19, 2021, the Company entered into a convertible note payable for $38,500 bearing interest at 10% per annum. All principal and interest is due on March 19, 2022.

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of March 31, 2021, the company had $86,545 outstanding accounts receivable balance with its customers. As of December 31, 2020, the company had $211,222 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own material fixed assets as of March 31, 2021

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

Revenues

For the three months ended March 31, 2021 and 2020, the Company had no revenues from related parties.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company did not have any contingent liabilities during this reporting period.

NOTE 9. ACQUISITIONS AND DIVESTITURES

The Company has not been involved in any material acquisition or divestiture activity during the reporting period.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

The three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

Our revenue for the three months ended March 31, 2021 was $173,763 compared to $54,298 for the three months ended March 31, 2020. This strong 200%+ increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities.

Operating Expense

Total operating expenses for the three months ended March 31, 2021 was $441,711 compared to the operating cost for the three months ended March 31, 2020 of $128,451.This higher expense is associated with significant staffing and G&A related expenses to support the rapid business and sales expansion efforts undertaken by the sales and business development team.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Interim Chief Executive Officer / Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

It is possible that from time to time in the ordinary course of business we may be or we may have been involved in legal proceedings, lawsuits or investigations, which could potentially have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In the opinion of our Board of Directors, any such legal proceedings or lawsuits that we have been involved with in the past or may be involved with are not expected to have a material adverse effect on our financial situation or results of operations..

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

GEX MANAGEMENT, INC.

Dated: May 24, 2021	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Chief Executive Officer

