Form 10-Q/A
period 2021-03-31
GEX MANAGEMENT, INC.
filed 2021-06-02
CIK 1681556

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

As of May 30, 2021 there were 71,383,476 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 of GEX Management, Inc. (the “Company”) is to amend Part I (Item 1 and 2) with updated footnotes related to the establishment and issuance of certain classes of preferred stock (Note 10) and other information as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q, and to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

NOTE 10. SUBSEQUENT EVENTS

On April 12, 2021, the Corporation’s Board of Directors authorized the establishment and issuance of 250,000 shares a new series of preferred stock, designated as Series B Convertible Preferred Stock, to be issued as follows: 200,000 shares to Orcrist Consulting, LLC, 25,000 shares to KinerjayPay Corp., 12,500 shares to Draper Inc. and 12,500 shares to Carriage House Capital Inc. In May 2020, the Board approved the addition of Joe Frontiere, the Executive Chairman of 27 Health, as a Director of the Company.

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

GEX MANAGEMENT, INC.

Dated: June 2, 2021	By:	/s/ Srikumar Vanamali
	Name:	Srikumar Vanamali
	Title:	Chief Executive Officer

