Form 10-Q
period 2021-06-30
GEX MANAGEMENT, INC.
filed 2021-08-23
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 20, 2021 there were 140,949,737 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$164,709	$6,641
Accounts Receivable, net	99,020	211,222
Other Current Assets	114,132	107,289
Total Current Assets	377,861	325,152

Other Assets	3,026,045	3,131,545

TOTAL ASSETS	$3,403,906	$3,456,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$176,919	$152,426
Accrued Expenses and Other Current Liabilities	$233,688	233,688
Accrued Interest Payable	99,445	99,445
Notes Payable Current Portion	4,052,142	4,004,517
Total Current Liabilities	4,562,194	4,490,075

Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	5,045,870	4,973,752

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock 46,475,924 and 3,163,044 shares issued and Outstanding as June 30, 2021 and December 31, 2020, respectively	53,210	3,616
Additional Paid In Capital	5,665,996	5,285,449
Retained Deficit	(7,361,170)	(6,806,121)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,641,965)	(1,517,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,403,906	3,456,697

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$384,352	$107,880	$588,115	$162,178

Cost of Revenues	66,059	23,185	71,263	24,635
Gross Profit (Loss)	318,293	84,695	516,852	137,543

Operating Expenses Depreciation and Amortization	52,750	52,750	105,500	105,500
General and Administrative	441,436	100,141	830,597	175,842
Total Operating Expenses	494,186	152,891	936,097	281,342

Total Operating Income (Loss)	(175,893)	(68,196)	(419,245)	(143,799)

Other Income (Expense)	-	5000	-	-
Derivative Gain (Loss)	-	-	-	(105,777)
Income from Other (Expenses)	-	-	(14,356)	-
Interest Income(Expenses)	(6,595)	-	(121,449)	29,279
Net Other Income (Expense)	(6,595)	5,000	(135,805)	76,527

Net income (loss) before income taxes	(182,487)	(63,196)	(555,050)	(67,271)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	-	-	-	-
NET INCOME (LOSS)	(182,487)	(63,196)	(555,050)	(67,271)

BASIC and DILUTED
Weighted Average Shares Outstanding	63,010,410	621,937	63,010,410	621,937
Earnings (loss) per Share	(0.0029)	(0.102)	$(0.0088)	$(0.574)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows (used by) Operating Activities:
Net Loss	$(555,050)	(67,271)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	105,500	105,500
Changes in assets and liabilities:
Accounts receivable	112,202	-
Other current assets/liabilities	(6,843)	2,649
Other Assets/Liabilities	(19,010)	(118,487)
Accounts Payable	24,493	36,247
Accrued expenses and other payables	-	18,240
Accrued interest payable	-	25,829
Net cash (used in) operating activities	(338,708)	2,707

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	430,140	5,012
Proceeds/Payments from notes payable	-	(5,012)
Payments/Proceeds from short term notes payable (net)	47,625	-
Net cash provided by financing activities	477,766	-
NET INCREASE (DECREASE) IN CASH	139,058	2,707
CASH AT BEGINNING OF PERIOD	25,651	22,944
CASH AT END OF PERIOD	164,709	25,651

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

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the income (loss) available to common share-holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share. Earnings per share information for the three months ended June 30, 2021 has been retroactively adjusted to reflect the stock split that occurred in December 2017 and the 1 for 10,000 reverse stock split in May 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2020 or operations or cash flows for the periods ended June 30, 2021.

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

The consolidated financial statements for the six months ended June 30, 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,045,870 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At June 30, 2021 and December 31, 2020, Other Current Assets were $114,132 and $107,289 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

At June 30, 2021 and December 31, 2020, Other Assets were $3,026,045 and $3,131,545 respectively. Other Assets primarily comprised of long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

During the twelve-month periods ended December 31, 2018, 2019 and 2020 and six month period ended June 30 2021 respectively, the Company issued the following unregistered securities. The issuance of securities in connection with these transactions was exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under of the Securities Act of 1933, as amended (the Securities Act”), as transactions by an issuer not involving a public offering.

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. In March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion. In April 2019, the Company issued a total of 131,889,069 shares of common stock related to convertible note conversions. In May 2019, the Company issued a total of 1,060,050,879 shares of common stock related to convertible note conversions. In June 2019, the Company issued a total of 1,598,790,735 shares of common stock related to convertible note conversions. In July 2019, the Company issued a total of 1,865,042,736 shares of common stock related to convertible note conversions. In August 2019, the Company issued a total of 913,654,084 shares of common stock related to convertible note conversions. On September 21, 2020, the Company issued 30,409 shares of common stock related to a convertible note conversion. On September 23, 2020, the Company issued 31,872 shares of common stock related to a convertible note conversion. On September 24, 2020, the Company issued 336,134 shares of common stock related to a convertible note conversion. On September 25, 2020, the Company issued 39,085 shares of common stock related to a convertible note conversion. On September 29, 2020, the Company issued 57,808 shares of common stock related to a convertible note conversion. On October 6, 2020, the Company issued 60,693 shares of common stock related to a convertible note conversion. On October 16, 2020, the Company issued 51,170 shares of common stock related to a convertible note conversion. On November 2, 2020, the Company issued 66,294 shares of common stock related to a convertible note conversion. On December 3, 2020, the Company issued 69,583 shares of common stock related to a convertible note conversion. On December 8, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 76,691 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 14, 2020, the Company issued 72,700 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 17, 2020, the Company issued 81,481 shares of common stock related to a convertible note conversion. On December 21, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 100,636 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 105,658 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 209,643 shares of common stock related to a convertible note conversion. On December 28, 2020, the Company issued 81,633 shares of common stock related to a convertible note conversion. On December 29, 2020, the Company issued 240,884 shares of common stock related to a convertible note conversion. On December 30, 2020, the Company issued 272,828 shares of common stock related to a convertible note conversion. On December 31, 2020, the Company issued 121,391 shares of common stock related to a convertible note conversion. In January 2021, the Company issued a total of 9,775,136 shares of common stock related to a convertible note conversions. In February 2021, the Company issued a total of 13,778,844 shares of common stock related to a convertible note conversions. In March 2021, the Company issued a total of 19,758,900 shares of common stock related to a convertible note conversions. In April 2021, the Company issued a total of 12,075,941 shares of common stock related to convertible notes. In May 2021, the Company issued a total of 3,162,717 shares of common stock related to convertible notes. In June 2021, the Company issued a total of 1,295,828 shares of common stock related to convertible notes.

NOTE 4. NOTES PAYABLE

On April 26, 2018, the Company entered into two Securities Purchase Agreements, pursuant to which the Company issued Convertible Promissory Notes (“the Notes”) with principal amounts totalling up to $1,000,000, bearing interest at 10% per annum. The total amounts of the Notes that can be funded (consideration that can be loaned to the Company) is up to $887,500, after discounts of $112,500 prorated over the term of the Notes. Amounts borrowed by the Company mature in twelve months after the date of funding and can be prepaid up to six months after issuance subject to prepayment penalties and approval by the Note holders. Any amounts outstanding on the Notes can be converted into Common Stock at a conversion price of $2.50 per share for the first six months and at a discount of up to 50% thereafter to the then current market value of the Company’s stock commencing six months after issuance. Conversion is at the sole discretion of the holders of the Notes. In May 2018, the Company borrowed $200,000 under the Notes, and received $175,000 after giving effect to discounts of 10% for each note and origination fees. The Company incurred a total of $5,000 related to origination fees on the Notes. Additionally, the Company issued 50,000 warrant shares for debt issuance costs at an exercise price of $4.00 per share. The warrants are exercisable for five years and had a fair market value of $31,852 on the date of issuance. The Notes bear interest at 10% per annum. On April 26, 2018, the Company entered into a convertible note payable for $146,681 bearing interest at 10% per annum.

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

On August 8, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 8, 2019. On August 14, 2018, the Company entered into a convertible note payable for $250,000 bearing interest at 10% per annum. All principal and interest is due on May 6, 2019. On August 24, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 24, 2019. On August 29, 2018, the Company entered into a convertible note payable for $112,750 bearing interest at 10% per annum. All principal and interest is due on August 29, 2019. On January 18 2019, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. All principal and interest is due on July 18, 2019. On February 15, 2019, the Company entered into a convertible note payable for $43,000 bearing interest at 10% per annum. All principal and interest is due on February 15, 2020. On April 16, 2019, the Company entered into a convertible note payable for $38,000 bearing interest at 10% per annum. All principal and interest is due on April 16, 2020. On March 25, 2019, the Company entered into a convertible note payable for $50,000 bearing interest at 12% per annum. All principal and interest is due on March 25, 2020. On September 27, 2019, the Company entered into a convertible note payable for $45,000 bearing interest at 10% per annum. All principal and interest is due on March 27, 2020. On October 12, 2019, the Company entered into a convertible note payable for $100,000 bearing interest at 10% per annum. All principal and interest is due on October 12, 2020. On February 8, 2021, the Company entered into a convertible note payable for $53,500 bearing interest at 10% per annum. All principal and interest is due on February 8, 2022. On March 19, 2021, the Company entered into a convertible note payable for $38,500 bearing interest at 10% per annum. All principal and interest is due on March 19, 2022. On April 20, 2021, the Company entered into a convertible note payable for $43,750 bearing interest at 10% per annum. All principal and interest is due on April 20, 2022. On June 9, 2021, the Company entered into a convertible note payable for $43,750 bearing interest at 10% per annum. All principal and interest is due on June 9, 2022. On June 9, 2021, the Company entered into a convertible note payable for $88,000 bearing interest at 12% per annum. All principal and interest is due on June 9, 2022. On June 25, 2021, the Company entered into a convertible note payable for $110,000 bearing interest at 12% per annum. All principal and interest is due on June 25, 2022.

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of June 30, 2021, the company had $99,020 outstanding accounts receivable balance with its customers. As of December 31, 2020, the company had $211,222 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own significantly material fixed assets as of June 30, 2021

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

Revenues

For the three months ended June 30, 2021 and 2020, the Company had no revenues from related parties.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company did not have any material contingent obligations during this reporting period.

NOTE 9. ACQUISITIONS AND DIVESTITURES

The Company has not been involved in any material acquisition or divestiture activity during the reporting period.

NOTE 10 – SUBSEQUENT EVENTS

As disclosed in the Company’s Form 8-K filed on July 27, 2021, the Company reported that: (i) Sri Vanamali transitioned from the role of CEO and CFO to the role of President; (ii) Joseph Frontiere was appointed CEO and CFO effective July 27, 2021.

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

Results of Operations

The three months ended June 30, 2021 compared to the three months ended June 30, 2020 Revenue

Our revenue for the three months ended June 30, 2021 was $384,352 compared to $107,880 for the three months ended June 30, 2020. Our revenue for the six months ended June 30, 2021 was $588,115 compared to $162,178 for the three months ended June 30, 2020 This strong increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities.

Operating Expense

Total operating expenses for the three months ended June 30, 2021 was $494,186 compared to the operating cost for the three months ended June 30, 2020 of $152,891. This increase in operating expenses was primarily due to the business development initiatives by the current management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer / Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control procedures over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2021, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are included as part of this report:

SEC
Report
Exhibit	Reference
No.	No.	Description
31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEX MANAGEMENT, INC.

Dated: August 23, 2021	By:	/s/ Joseph Frontiere
	Name:	Joseph Frontiere
	Title:	Chief Executive Officer and Chief Financial Officer

