Form 10-K/A
period 2020-12-31
GEX MANAGEMENT, INC.
filed 2021-09-20
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of September 17, 2021, the Registrant had 147,590,362 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of GEX Management, Inc. (together with the subsidiaries, the “Company”, “we”, “our”, or “us”) for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on April 15, 2021 (the “2020 Annual Report”), is to amend Part II (Item 9A) with updated notes related to the effectiveness of internal controls and with the updated audit report and related information as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-K.

In addition, this Amendment amends Item 6 of Part II to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Evaluation of Disclosure Controls and Procedures

As part of its review into the company’s past operational and financial controls, current management identified a pattern of inconsistent application of established practices by the prior finance executive team related to managing and executing contractual obligations and related book keeping practices. Lack of easily accessible expense records and failure to match certain contract terms to invoices had previously resulted in higher costs and missed profit opportunities despite the company recording strong sales during these periods. Additionally, lack of certain documentation related to terms and invoices had in the past introduced challenges to performing accurate and timely audit and review of financial books of records by both current management and the newly introduced independent audit firm.

Over the past several months, management has taken extraordinary steps to improve the effectiveness related to internal controls and procedures related to financial reporting by taking the following measures (1) review the book of records for the entire fiscal year and ensuring journal entries are accurately documented for all past transactions and bank statement records are matched with book entries and corrected as needed to reflect accurate records (2) perform comprehensive review of invoices and receivables and write-off long standing receivables as bad expense if required based on detailed analysis (3) transition towards automatic bank feeds to the book of records and away from the past practice of manual book entries of bank deposits or withdrawals which are subject to human errors and prone to transactions risks.

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

Changes in Internal Control over Financial Reporting

As mentioned earlier, management has taken extraordinary steps to improve the effectiveness of its internal controls and procedures related to financial reporting. Apart from the measures identified in this section, there has been no additional changes in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Shaheed Bailey

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Slack and Company, LLC

We have served as the Company’s auditor since August 21, 2019

Miami, Florida

April 15, 2021

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

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

On January 15, 2021, the Company issued 281,100 shares of common stock related to a convertible note conversion. On January 15, 2021, the Company issued 557,727 shares of common stock related to a convertible note conversion.

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

