Form 10-Q/A
period 2021-03-31
GEX MANAGEMENT, INC.
filed 2021-09-20
CIK 1681556

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

As of September 17, 2021 there were 147,590,362 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 of GEX Management, Inc. (the “Company”) is to amend Part I (Item 1 and 2) to include the Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period ending March 31, 2021, and amend Part 2 (Item 3 – Defaults Upon Senior Securities) to include additional disclosures related to Merchant Cash Advances.

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,327	$6,641
Accounts Receivable, net	86,545	211,222
Accounts Receivable - Related Party	-	-
Other Current Assets	113,591	107,289
Total Current Assets	228,463	325,152

Other Assets	3,078,795	3,131,545

TOTAL ASSETS	$3,307,258	$3,456,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$189,215	$152,426
Accrued Expenses and Other Current Liabilities	$235,192	233,688
Accrued Interest Payable	99,445	99,445
Notes Payable Current Portion	3,809,042	4,004,517
Total Current Liabilities	4,332,894	4,490,075

Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	4,816,571	4,973,752

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock 46,475,924 and 3,163,044 shares issued and Outstanding as March 31, 2021 and December 31, 2020, respectively	46,929	3,616
Additional Paid In Capital	5,652,241	5,285,449
Retained Deficit	(7,208,483)	(6,806,121)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,509,313)	(1,517,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,307,258	3,456,697

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$173,763	$54,298

Cost of Revenues	5,205	1,450
Gross Profit (Loss)	168,558	52,848

Operating Expenses Depreciation and Amortization	52,750	52,750
General and Administrative	388,961	75,701
Total Operating Expenses	441,711	128,451

Total Operating Income (Loss)	(273,153)	(75,603)

Other Income (Expense)
Income (Expense) from Other	(14,356)	100,806
Interest Income( Expenses)	(114,855)	(29,279)
Net Other Income (Expense)	(129,211)	71,527

Net income (loss) before income taxes	(402,363)	(4,075)
Provision for income taxes	-	-
NET INCOME (LOSS)	(402,363)	(4,075)

BASIC and DILUTED
Weighted Average Shares Outstanding	46,475,924	590,351
Earnings (loss) per Share	$(0.0087)	$(0.007)

GEX Management, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	$-	590,351	1,044	5,207,922	(6,581,174)	$(1,372,208)

Issuance of Common Shares for Share Services			131,717	132	24,783	-	24,915
Issuance of Common Shares for Interest Expenses			987,423	987			987
Issuance of Common Shares for Debt Conversions			1,453,553	1,454	52,745	-	54,199
Net Loss						(224,947)	(224,947)
Balance at December 31, 2020	-	$-	3,163,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,054)

Issuance of Common Shares for Interest Expenses			3,193,941	3,194			3,194
Issuance of Common Shares for Debt Conversions			40,118,939	40,119	366,792	-	406,911
Net Loss						(402,363)	(402,363)
Balance at March 31, 2021	-	$-	46,475,924	$46,929	$5,652,241	$(7,208,483)	$(1,509,313)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	Mar 31, 2020
Cash Flows (used by) Operating Activities:
Net Loss	$(402,363)	(4,075)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	52,750	52,750
Changes in assets and liabilities:
Accounts receivable	124,677	-
Other current assets and liabilities	(6,302)	2,449
Other Assets/Liabilities	139	(121,391
Accounts Payable	36,789	29,246
Accrued expenses and other payables	1,505	(4,154)
Accrued interest payable	-	25,829
Net cash (used in) operating activities	(192,805)	(19,347

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-
Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	410,105	-
Proceeds/Payments from notes payable	-	-
Payments/Proceeds from short term notes payable (net)	(195,474)	-
Net cash provided by financing activities	214,630	-)
NET INCREASE (DECREASE) IN CASH	21,825	(19,347)
CASH AT BEGINNING OF PERIOD	6,502	25,849
CASH AT END OF PERIOD	28,327	6,502

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As mentioned in earlier sections, the company had, in the past, relied on short term working capital loans against future receivables in order to timely fund the growth of the company. This form of alternative financing, known as “Merchant Cash Advances” are highly unregulated and often associated with “usury” like interest rates. In connection with the Merchant Cash Advances (“MCAs”), the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfill short term payment obligations related to these MCAs. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEX is currently in the process of negotiating settlement terms on monies owed to these parties. These settlement discussions are currently ongoing. The total amount of the MCAs outstanding as of March 31, 2021 was $3,174,977 and is included as part of the “Notes Payable Current Portion” line item on the Condensed Consolidated Balance Sheet presentation. As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The management is also in the process of hiring a legal team to contest some of these Confession of Judgements which the management believes were incorrectly filed by the MCAs. The potential inability of the Company to satisfy these MCA obligations or settle in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching a resolution in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

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

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEX MANAGEMENT, INC.

Dated: September 20, 2021	By:	/s/ Joseph Frontiere
	Name:	Joseph Frontiere
	Title:	Chief Executive Officer

