Form 10-Q
period 2021-09-30
GEX MANAGEMENT, INC.
filed 2021-11-22
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-38288

GEX MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	56-2428818
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3662 W Camp Wisdom Road

Dallas, Texas 75237

(Address of principal executive offices)

(877)210-4396

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

As of November 17, 2021 there were 152,882,003 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS TABLE OF CONTENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,895	$6,641
Accounts Receivable, net	89,000	211,222
Other Current Assets	114,132	107,289
Total Current Assets	227,027	325,152

Other Assets	3,026,045	3,131,545

TOTAL ASSETS	$3,253,072	$3,456,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$163,273	$152,426
Other Current Liabilities	$153,286	233,688
Accrued Interest Payable	99,445	99,445
Notes Payable Current Portion	4,092,142	4,004,517
Total Current Liabilities	4,508,146	4,490,075

Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	4,991,823	4,973,752

SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock 63,010,410 and 3,163,044 shares issued and Outstanding as September 30, 2021 and December 31, 2020, respectively	63,464	3,616
Additional Paid In Capital	5,736,144	5,285,449
Retained Deficit	(7,538,358)	(6,806,121)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,738,751)	(1,517,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,253,072	3,456,697

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$281,805	$244,230	$870,320	$406,408

Cost of Revenues	4,008	23,870	75,271	48,505
Gross Profit (Loss)	277,797	220,360	795,049	357,903

Operating Expenses Depreciation and Amortization	-	52,750	105,500	158,250
Selling and Advertising	-	-	-	-
General and Administrative	455,386	186,143	1,285,983	361,985
Total Operating Expenses	455,386	238,893	1,391,483	520,235

Total Operating Income (Loss)	(177,588)	(18,533)	(596,433)	(162,332)

Other Income (Loss)	-	-	(257,254)	(105,777)
Interest Income (Expenses)	-	(8,277)	121,449	37,556
Net Other Income (Expense)	-	(8,277)	(135,805)	68,250

Net income (loss) before income taxes	(177,588)	(26,810)	(732,238)	(94,082)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	(177,588)	(26,810)	(732,238)	(94,082)

BASIC and DILUTED
Weighted Average Shares Outstanding	1,229,906	1,217,376	1,229,906	1,217,376
Earnings (loss) per Share	(0.14)	(0.02)	$(0.60)	$(0.08)

GEX Management, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	590,351	1,044	5,207,922	(6,581,174)	$(1,372,208)

Issuance of Common Shares for Share Services	131,717	132	24,783	-	24,915
Issuance of Common Shares for Interest Expenses	987,423	987			987
Issuance of Common Shares for Debt Conversions	1,453,553	1,454	52,745	-	54,199
Net Loss				(224,947)	(224,947)
Balance at December 31, 2020	3,163,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,054)

Issuance of Common Shares for Interest Expenses	3,193,941	3,194			3,194
Issuance of Common Shares for Debt Conversions	40,118,939	40,119	366,792	-	406,911
Net Loss				(372,562)	(372,562)
Balance at March 31, 2021	46,475,924	$46,929	$5,652,241	$(7,178,683)	$(1,479,512)
Issuance of Common Shares for Warrants	10,253,907	10,254	70,148	-	80,402

Issuance of Common Shares for Debt Conversions	6,280,579	6,281	13,754	-	20,035
Net Loss				(182,087)	(182,087)
Balance at June 30, 2021	63,010,410	$63,464	$5,736,144	$(7,360,770)	$(1,561,163)
Net Loss				(177,588)	(177,588)
Balance at September 30, 2021	63,010,410	$63,464	$5,736,144	$(7,538,358)	$(1,738,751)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows (used by) Operating Activities:
Net Loss	$(732,238)	(94,082)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	105,500	158,250
Changes in assets and liabilities:
Accounts receivable	122,222	(11,250)
Other current assets/liabilities	(6,843)	2,649
Other Assets/Liabilities	(14,558)	(112,064)
Accounts Payable	10,847	(10,038)
Other Current Liabilities	(80,402)	37,435
Accrued interest payable	-	25,829
Net cash (used in) operating activities	(595,472)	(3,270)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	510,542	25,289
Proceeds/Payments from notes payable	87,625	(17,012)
Payments/Proceeds from short term notes payable (net)	-	-
Net cash provided by financing activities	598,168	8,277
NET INCREASE (DECREASE) IN CASH	2,696	5,008
CASH AT BEGINNING OF PERIOD	21,200	16,192
CASH AT END OF PERIOD	23,895	21,200

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

Earnings per share information for the three months ended September 30, 2021 has been retroactively adjusted to reflect the stock split that occurred in December 2017 and the reverse stock split that occurred in September 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2020 or operations or cash flows for the periods ended September 30, 2021.

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through June 30, 2022.

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

The consolidated financial statements for the nine months ended September 30, 2021 and were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $4,991,823 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At September 30, 2021 and December 31, 2020, Other Current Assets were $114,132 and $107,289 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

At September 30, 2021 and December 31, 2020, Other Assets were $3,026,045 and $3,131,545 respectively. Other Assets primarily comprised of long-term Consulting Contracts that had been capitalized on the Balance Sheet and Amortized over their lives over a period of 3-5 years depending on the length of the specific contract.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2021, the company had $89,000 outstanding accounts receivable balance with its customers. As of December 31, 2020, the company had $211,222 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own significantly material fixed assets as of September 30, 2021

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

Revenues

For the three months ended September 30, 2021 and 2020, the Company had no revenues from related parties.

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

Results of Operations

The three months ended September 30, 2021 compared to the three months ended September 30, 2020 Revenue

Our revenue for the three months ended September 30, 2021 was $281,805 compared to $244,230 for the three months ended September 30, 2020. This 15% revenue increase was primarily attributable to the material consulting contracts that were added to the business in Q3 2021 which resulted in a significant improvement in sales pipeline compared to prior year period.

Operating Expense

Total operating expenses for the three months ended September 30, 2021 was $4,008 compared to the operating cost for the three months ended September 30, 2020 of $23,870. This decrease in operating expenses was primarily due to cost rationalization initiatives by the current management.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through June 30, 2022. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to move away from these expensive debt like obligations and rely on other traditional and non- traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control procedures over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2021, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEX MANAGEMENT, INC.

Dated: November 22, 2021	By:	/s/ Joseph Frontiere
	Name:	Joseph Frontiere
	Title:	Chief Executive Officer

