Form 10-Q/A
period 2021-06-30
GEX MANAGEMENT, INC.
filed 2022-02-08
CIK 1681556

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 of GEX Management, Inc. (the “Company”) is to amend Part I (Item 1 and 2) to include the Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period ending June 30, 2021, make non-material adjustments to certain line items in the Condensed Consolidated Financial Statements for the period ending June 30, 2021 and amend Part 2 (Item 3 – Defaults Upon Senior Securities) to include additional disclosures related to Merchant Cash Advances.

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$164,709	$6,641
Accounts Receivable, net	99,420	211,222
Other Current Assets	114,132	107,289
Total Current Assets	378,261	325,152

Other Assets	3,026,045	3,131,545

TOTAL ASSETS	$3,404,306	$3,456,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$176,919	$152,426
Accrued Expenses and Other Current Liabilities	$153,286	233,688
Accrued Interest Payable	99,445	99,445
Notes Payable Current Portion	4,052,142	4,004,517
Total Current Liabilities	4,481,792	4,490,075

Line of Credit	483,677	483,677
Total Long Term Liabilities	483,677	483,677

TOTAL LIABILITIES	4,965,468	4,973,752

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock 46,475,924 and 3,163,044 shares issued and Outstanding as June 30, 2021 and December 31, 2020, respectively	63,464	3,616
Additional Paid In Capital	5,736,144	5,285,449
Retained Deficit	(7,360,770)	(6,806,121)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,561,163)	(1,517,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,404,306	3,456,697

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$384,752	$107,880	$588,515	$162,178

Cost of Revenues	66,059	23,185	71,263	24,635
Gross Profit (Loss)	318,693	84,695	517,252	137,543

Operating Expenses Depreciation and Amortization	52,750	52,750	105,500	105,500
General and Administrative	441,436	100,141	830,597	175,842
Total Operating Expenses	494,186	152,891	936,097	281,342

Total Operating Income (Loss)	(175,493)	(68,196)	(418,845)	(143,799)

Other Income (Expense)	-	5000	-	-
Derivative Gain (Loss)	-	-	-	(105,777)
Income from Other (Expenses)	-	-	(14,356)	-
Interest Income(Expenses)	(6,595)	-	(121,449)	29,279
Net Other Income (Expense)	(6,595)	5,000	(135,805)	76,527

Net income (loss) before income taxes	(182,087)	(63,196)	(554,650)	(67,271)
Provision for income taxes	-	-	-	-
Net Income Attributable to Non Controlling Interest	-	-	-	-
NET INCOME (LOSS)	(182,087)	(63,196)	(554,650)	(67,271)

BASIC and DILUTED
Weighted Average Shares Outstanding	63,010,410	621,937	63,010,410	621,937
Earnings (loss) per Share	(0.0029)	(0.102)	$(0.0088)	$(0.574)

GEX Management, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	590,351	1,044	5,207,922	(6,581,174)	$(1,372,208)

Issuance of Common Shares for Share Services	131,717	132	24,783	-	24,915
Issuance of Common Shares for Interest Expenses	987,423	987			987
Issuance of Common Shares for Debt Conversions	1,453,553	1,454	52,745	-	54,199
Net Loss				(224,947)	(224,947)
Balance at December 31, 2020	3,163,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,054)

Issuance of Common Shares for Interest Expenses	3,193,941	3,194			3,194
Issuance of Common Shares for Debt Conversions	40,118,939	40,119	366,792	-	406,911
Net Loss				(372,562)	(372,562)
Balance at March 31, 2021	46,475,924	$46,929	$5,652,241	$(7,178,683)	$(1,479,512)
Issuance of Common Shares for Warrants	10,253,907	10,254	70,148	-	80,402

Issuance of Common Shares for Debt Conversions	6,280,579	6,281	13,754	-	20,035
Net Loss				(182,087)	(182,087)
Balance at June 30, 2021	63,010,410	$63,464	$5,736,144	$(7,360,770)	$(1,561,163)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows (used by) Operating Activities:
Net Loss	$(554,650)	(67,271)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	105,500	105,500
Changes in assets and liabilities:
Accounts receivable	111,802	-
Other current assets/liabilities	(6,843)	2,649
Other Assets/Liabilities	(19,010)	(118,487)
Accounts Payable	24,493	36,247
Accrued expenses and other payables	(80,402)	18,240
Accrued interest payable	-	25,829
Net cash (used in) operating activities	(419,110)	2,707

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	510,542	5,012
Proceeds/Payments from notes payable	-	(5,012)
Payments/Proceeds from short term notes payable (net)	47,625	-
Net cash provided by financing activities	558,168	-
NET INCREASE (DECREASE) IN CASH	139,058	2,707
CASH AT BEGINNING OF PERIOD	25,651	22,944
CASH AT END OF PERIOD	164,709	25,651

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

The consolidated financial statements for the six months ended June 30, 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $4,965,468 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of June 30, 2021, the company had $99,420 outstanding accounts receivable balance with its customers. As of December 31, 2020, the company had $211,222 outstanding accounts receivable balance with its customers.

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

Results of Operations

The three months ended June 30, 2021 compared to the three months ended June 30, 2020 Revenue

Our revenue for the three months ended June 30, 2021 was $384,752 compared to $107,880 for the three months ended June 30, 2020. Our revenue for the six months ended June 30, 2021 was $588,515 compared to $162,178 for the three months ended June 30, 2020 This strong increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities.

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

The total principal amounts outstanding related to merchant cash advances as of June 30, 2021 is $3,174,977.26. A material portion of this obligation is related to one merchant cash advance group with which the company is currently under discussions to settle and close with a full resolution expected to be reached in Q1 2022.

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

GEX MANAGEMENT, INC.

Dated: February 8, 2022	By:	/s/ Joseph Frontiere
	Name:	Joseph Frontiere
	Title:	Chief Executive Officer and Chief Financial Officer

