Form 10-K/A
period 2020-12-31
GEX MANAGEMENT, INC.
filed 2022-02-11
CIK 1681556

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

EXPLANATORY NOTE

This Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form 10-K of GEX Management, Inc. (together with the subsidiaries, the “Company”, “we”, “our”, or “us”) for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on April 15, 2021 (the “2020 Annual Report”), is to amend Part II (Item 9A) with updated notes related to the effectiveness of internal controls and with the updated audit report and related information as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Earlier in the year, as part of its review into the company’s past operational and financial controls, current management had identified a pattern of inconsistent application of established practices by the prior finance executive team related to managing and executing contractual obligations and related book keeping practices. Lack of easily accessible expense records and failure to match certain contract terms to invoices had previously resulted in higher costs and missed profit opportunities despite the company recording strong sales during these periods. Additionally, lack of certain documentation related to terms and invoices had in the past introduced challenges to performing accurate and timely audit and review of financial books of records by both current management and the newly introduced independent audit firm.

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

Conclusions Related to Internal Control over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2022.

GEX Management, Inc.

By:	/s/ Srikumar Vanamali
Srikumar Vanamali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Srikumar Vanamali	Chief Executive Officer and Chairman of the Board	February 11, 2022
Srikumar Vanamali

By:	/s/ Shaheed Bailey	Interim Chief Investment Officer, Director	February 11, 2022
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

