Form 10-K
period 2021-12-31
GEX MANAGEMENT, INC.
filed 2022-07-21
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 19, 2022, the Registrant had 415,106,933 shares of common stock outstanding.

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

In 2019, the current management of GEX under the guidance of CEO, Sri Vanamali, set strategic goals to revise the business model to expand into areas of higher margin and growth particularly in the area of Technology and Strategy Consulting Services. As a result of management efforts, GEX Management was invited in February 2019 to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the world’s largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting space. The first consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client. Subsequently, GEX placed its second enterprise consultant at the world’s leading Fortune 100 CRM Company at its headquarters in San Francisco and subsequently several more highly skilled Enterprise Technology Consultants at leading Fortune 500 retail, healthcare, manufacturing and technology clients across the country .. As a direct result of the high market demand for experienced technology consultants via its multiple supplier programs, the GEX team has interviewed and is in the process of procuring 45 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for various short to long term projects and are expected to be fully staffed by its corporate clients by Q4 2021. Additionally, GEX plans to hire and place more than 100 enterprise consultants over the next 18 - 24 month period to satisfy its growing pipeline of future contracts. As a result of these market initiatives, GEX forecasts to potentially achieve approximately $20- $25M in gross billings over the next 18-24 month period, assuming all projected contracts are fully placed on projects that have been currently identified by the GEX supplier program pipeline and businesses begin to re-open as the pandemic related restrictions are removed.

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

In addition to these planned strategic growth initiatives which had started to build momentum in 2019 and gained significant traction in 2021, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to significantly reduce the overall debt and debt like instruments on the balance sheet through strategic conversions of convertible notes to common equity initiated by the convertible note issuers throughout 2019, 2020 and 2021 and settlement or elimination of certain MCA and debt like instruments. This focus on balance sheet cleanup and to stay significantly “asset-lite” is expected to achieve material results by Q2 2022, at which point GEX would be primed for its next phase of strategic growth initiatives by deploying equity and non-toxic debt instruments towards organic and inorganic opportunities. Finally, management believes that the material elimination of MCA and related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. While management efforts to settle these instruments are aggressively underway, the inability or failure by the firm to completely address any toxic debt instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments. As part of this long term strategy, management has already begin putting processes in place to protect the company via a robust internal restructuring program and will be announcing the outcome of these intra-company restructuring efforts that will protect the interests of investors and shareholders alike over the long term and also streamline the corporate structure to be synergistic with the management’s long term vision for the company.

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

Number of Employees

As of December 31, 2021, we had 15 full time employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

As of December 31, 2021, GEX’s corporate offices were located at 3662 W. Camp Wisdom Road, Dallas, Texas 75237.

Other Property

As of December 31, 2021, GEX does not have interest in material assets involving real estate and fixed equipment.

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

ITEM 5. DEFAULTS UPON SENIOR SECURITIES

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfill short term payment obligations related to these MCAs. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEX is currently in the process of negotiating settlement terms on monies owed to these parties. As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The management has also hired a legal team to contest some of these Confession of Judgements which the management believes were incorrectly filed by the MCAs. The potential inability of the Company to satisfy these MCA obligations or settle in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching all resolutiona in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

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

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2021
High	$0.012	$0.006	$0.08	$0.055
Low	$0.008	$0.005	$0.06	$0.043

Fiscal Year 2020
High	$1.0	$1.0	$1.0	$0.0620
Low	$0.3	$0.5	$0.0260	$0.0203

Fiscal Year 2019
High	$0.002	$0.0002	$0.0001	$0.0001
Low	$0.0016	$0.0001	$0.0001	$0.0001

Fiscal Year 2018
High	$3.48	$1.86	$1.15	$0.212
Low	$3.408	$1.50	$1.15	$0.212

Fiscal Year 2017
High	$—	$8.60	$10.50	$8.25
Low	$—	$1.40	$6.02	$3.41

Shareholders

As of December 31, 2021, there were approximately 86 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

No Dividends were declared for the Fiscal year 2021.

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

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

Revenues for the year ended December 31, 2021 and 2020 were $1,315,669 and $750,682, respectively. The 75% increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities. Additionally, the management has put in processes in place to strengthen internal controls such as, (1) adherence to established contract markups through enforcement of systematic and auto-invoicing processes to minimize manual errors and enforcing timely invoice submission to clients (2) frequent follow ups by the executive management team to ensure invoices and receivables are tracked and closed in a timely manner, and (3) timely alerts to customers to notify on upcoming billing cycles and payment dues. All of these efforts have resulted in a strong

Cost of Services and Gross Profit

The Company’s gross profit in 2021 was $820,971 compared to $636,965 in 2020. The 29% increase in gross margin was primarily due to signing more consulting contracts in 2021 compared to 2020 and also significant cost rationalization efforts associated with customer contracts relating to our business services in 2021 compared to 2020 and prior periods.

Operating Expense

Total operating expense in the years ended December 31, 2021 and 2020 were $824,441 and $680,202 respectively. The increased expenses reflects the increased operating expenses associated with higher staff addition and costs related to greater volume of customer contracts relating to our business services in 2021 compared to 2020

Net Loss

Net loss for the years ended December 31, 2021 and 2020 was $160,214 and $224,947 , respectively. The lower losses for 2021 compared to 2020 was attributable to lower non-operating expenses and derivative losses in 2021 compared to 2020.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2022. Management believes that it has been historically difficult for minority and women owned businesses to get access to reasonably price capital at scale which creates an opportunity to invest into these companies and receive a greater than average return for our shareholders. However, the opportunity to make a significant return for our investors is so overwhelmingly compelling that management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management intends to move away from these expensive debt like obligations and rely on other traditional and non-traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2021	2020
Net cash used in operating activities	$(2,140,047)	$(461,038)
Net cash used in investing activities	-	-
Net cash provided by financing activities	2,271,043	461,038
Net increase(decrease) in cash and cash equivalents	$130,997	$2,378

Net cash in operating activities was a use of $2,140,047 for the twelve months ended December 31, 2021 as compared to $461,038 cash in operating activities for the twelve months ended December 31, 2020. The increase in cash used in operating activities was in part due to higher operating expenses in 2021 as the Company focused on significantly expanding the business development effort, streamlined operating costs, marketed high margin customer contracts, deployed business acquisition capital and rationalizing expenses to support long term growth.

Net cash provided by financing activities of $2,271,043 for the twelve months ended December 31, 2021 was primarily from debt /debt like instruments in the balance sheet.

Net cash used in investing activities for the twelve months ended December 31, 2021 was $0.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements as of December 31, 2017 had been audited by Pinnacle Accountancy Group of Utah (a d/b/a of Heaton & Company, PLLC, “Heaton & Co”) independent registered public accountants.

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

On January 15, 2022, the Board of Directors of GEX Management, Inc (the “Company”) approved the engagement of Hudgens CPA (“Hudgens”) as the Company’s independent registered public accounting firm for the year ending December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the year ended December 31, 2020 and December 31, 2021, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hudgens, would have caused Hudgens to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Hudgens on the Company’s consolidated financial statements for the year ended December 31, 2021 and December 31 2020, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has provided Hudgens with a copy of the disclosures it is making in this Current Report on Form 10-K prior to its filing with the Securities and Exchange Commission (“SEC”)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Investment Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Investment Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2021.

Name	Age	Position	Held Since
Joseph Frontiere	32	CEO & CFO	October 2021
3662 W. Camp Wisdom Road
Dallas, Texas 75237

Sri Vanamali	39	President, Director	October 2018
3662 W. Camp Wisdom Road
Dallas, Texas 75237

Shaheed Bailey	35	Director	October 2018
3662 W. Camp Wisdom Road
Dallas, TX 75237

Joseph Frontiere, age 32, had been serving as CEO and CFO of the Company since October 2021. From August 3, 2021, to the present, Mr. Frontiere has served as Chairman, CEO and CFO of Quad M. Solutions, IncMr. Frontiere previously served as COO of a private company engaged in A.I. and has extensive experience as a business development executive focusing on financing and acquisitions. From June 2010 through September 2012, he served as a CEO of Lord Global, a company that provided strategic consulting services.

Srikumar Vanamali, age 39, is an experienced post-MBA executive with close to 20 years of top-tier, diverse experience in strategy and technology consulting, compliance consulting investment banking and professional business services. Mr. Vanamali has been leading the Company’s Corporate Strategy functions since June 2018. Prior to that, from January 2017 through May 2018, he worked as a private equity principal and an investment banker at NMS Capital, a L.A.-based firm focusing on capital markets and M&A. Before joining NMS Capital, he was a Management Consultant for Sharp Decisions Inc, a business services company through which he provided consulting services to Toyota Financial Services from November 2014 through December 2016. Prior to this, he was a Consultant and Technology Lead at Infosys, a global consulting firm, from November 2003 through June 2012. Mr. Vanamali earned a Bachelor’s in Engineering, Computer Science from the University of Madras, in Chennai, Tamil Nadu, India, in 2003, and an MBA from UCLA Anderson School of Management, in Los Angeles, California, in 2014. In October 2018, Mr. Vanamali became the Chief Executive Officer and Executive Director for GEX Management, Inc., and currently serves in the role of President.

Shaheed Bailey, age 34, had been serving as Managing Partner of Greenpoint Capital Partners., a private equity firm that helps middle market companies raise equity/debt capital and locate strategic and value strategic acquisitions, and provides consulting for cost cutting, tax savings and growth strategies since October 2012. Prior to that, from June 2010 through September 2012, he served as a Sales Consultant/Partner for Sales Consultants of Morris County, a company that provided strategic consulting services. Before joining Sales Consultants of Morris County, he was a Private Banker with Wells Fargo Bank from July 2008 through April 2010. In October 2018, Mr. Bailey became the Interim Chief Investment Officer and Director for GEX Management, Inc., and currently serves in these roles.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2021 and 2020 in all capacities for the accounts of our executives, including the Chief Executive Officer (“CEO”) and Interim Chief Operating Officer (“Interim COO”):

The following officers received the following compensation for the years ended December 31, 2020. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Joseph Frontiere,	2021	-	None	None	None	None	None	None
CEO, CFO	2020	-	None	None	None	None	None	None

Sri Vanamali,	2021	$200,000	None	None	None	None	None	None
President	2020	$200,000	None	None	None	None	None	None

Shaheed Bailey,	2019	-	None	None	None	None	None	None
Interim Chief Investment Officer	2019	-	None	None	None	None	None	None

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
Srikumar Vanamali, President	300,000	None	None	$1	N/A	None
Shaheed Bailey, Interim CIO	300,000	None	None	$1	N/A	None

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

Name of Stockholder	Number of Shares of Common Stock	Number of Super Voting Preferred Stock	Number of Votes Held by Common Stockholders	Percentage of Voting Equity (1)(3)
Joseph Frontiere, (1)	0	400,000	0	25.5%
Sri Vanamali (2)	0	400,000	0	25.5%
All directors and officers as a group (2 persons)	0	800,000		51.0%
Total	0	800,000	0	51.0%

(1)	Based upon 415,106,933 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of July 19, 2022, Mr. Frontiere’s voting stock represents 25.5% or 105,852,267 shares of voting capital stock. Mr. Frontiere is the CEO of the Company.
(2)	Based upon 415,106,933 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of July 19, 2022. Mr. Vanamali’s voting stock is 25.5% or 105,852,267 shares of voting capital stock. Mr. Vanamali is the President of the Company.
(3)	Includes shares of Common Stock and Super Voting Preferred Stock owned by our officers and directors as a group (2 persons).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company does not have any related party transactions at this time.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021, was $15,000.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2022.

GEX Management, Inc.

By:	/s/ Joseph Frontiere
Joseph Frontiere
Chairman, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Joseph Frontiere	Chairman, CEO and CFO	July 20, 2022
Joseph Frontiere

By:	/s/ Sri Vanamali	President, Director	July 20, 2022
Sri Vanamali

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GEX Management, Inc. (the Company) as of December 31, 2021 and 2020, and the related statement of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2021.
Houston, Texas
July 20,2022

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$137,638	$6,641
Accounts receivable, net	170,380	211,222
Other current assets and prepaids	5,682	107,289
Total Current Assets	$313,700	$325,152
Other assets	-	3,131,545
Total Assets	$313,700	$3,456,697
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$30,206	$10,833
Related party payables	172,567	141,592
Accrued expenses	352,176	233,688
Accrued interest payable	74,270	99,445
Convertible notes payable, net	980,290	829,540
Settlement Payable	195,250	-
Line of credit – related party	483,677	483,677
Notes Payable	3,174,977	3,174,977
Total Current Liabilities	5,463,413	4,973,752
Total Liabilities	5,463,413	4,973,752
Shareholders’ Deficit
Common Stock, $0.001 par value	172,478	3,616
Additional Paid-In-Capital	7,536,452	5,285,449
Accumulated Deficit	(12,858,643)	(6,806,120)
Total Shareholders’ (Deficit)	(5,149,713)	(1,517,055)
Total Liabilities and Shareholders’ Equity (Deficit)	$313,700	$3,456,697

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2021 and 2020

	2021	2020
Revenues	$1,315,669	$750,682
Cost of Revenues	494,698	113,717
Gross Profit	820,971	636,965
Operating Expenses:
General and administrative	2,719,876	680,203
Total Operating Expenses	2,719,876	680,203
Total Operating Loss	(1,898,905)	(43,236)
Other Income (Expense)
Gain (loss) on Extinguishment of Debt	(1,078,920)	340,551
Impairment expense	(2,917,945)	-
Interest Expense	(613,703)	(125,438)
Derivative Gain (Losses)	-	(521,289
Other Income (Expense)	(14,356)	124,646)
Net Other Income (Expense)	(4,153,618)	(181,530
Net Loss	$(6,052,523)	$(224,947)
Income per common share:
Net loss per common share – basic and diluted	$(0.04)	$(0.07)

Weighted Average Shares:
Basic and diluted	167,316,519	3,163,044

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2021 and 2020

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	3,616,044	3,616	5,285,449	(6,806,120)	$(1,517,055)

Beneficial Conversion Feature	-	-	1,334,143	-	1,334,143
Issuance of Common Shares for Debt Conversions	168,861,981	168,862	916,860	-	1,085,722
Net Loss				(6,052,523)	(6,052,523)
Balance at December 31, 2021	172,478,025	$172,478	$7,536,452	$(12,858,643)	$(5,149,713)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2021 and 2020

	2021	2020
Operating Activities:

Net Loss	$(6,052,523)	(224,947)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	213,600	221,067
Gain/loss on Extinguishment of Debt	1,078,920	340,551
Amortization of debt discount	539,433
Impairment	2,917,945	-
Stock based compensation	-	24,915
Gain /Loss on Derivative Instruments		(521,289)
Change in Assets and Liabilities:
Accounts Receivable	40,842	(203,755)
Other Current Assets	101,607	673,048
Other Assets	-	(190,658)
Accounts Payable	19,373	22,922
Accrued Expenses	192,758	(50,112)
Accrued Interest Payable		(185,105)
Net Cash Used by Operating Activities	$(1,456,503)	(93,192)
Financing Activities:
Proceeds from convertible notes payable	1,587,500	95,570

Net Cash Provided by Financing Activities	$1,587,500	$95,570
Net increase in cash and cash equivalents	$130,997	$2,378
Cash and cash equivalents
Cash and cash equivalents at beginning of year	6,641	4,263
Cash and cash equivalents at end of year	$137,638	$6,641
Supplemental Disclosures:

Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt Conversions	$1,085,722	$55,186
Beneficial conversion feature	$1,334,143	-

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company had no cash equivalents as of December 31, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers. The receivables are generally due within 30 to 45 days  after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. Write-offs are recorded at the time when a customer receivable is deemed uncollectible.

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

Earnings per share information for the twelve months ended December 31, 2021 has been retroactively adjusted to reflect the stock split that occurred in December 2017 and the reverse stock split that occurred in May 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2021 or operations or cash flows for the periods ended December 31 2021.

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

The consolidated financial statements for the twelve months ended December 31, 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. STOCKHOLDERS’ EQUITY

General

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

In February 2021, the Company issued a total of 16,464,637 shares of common stock related to a convertible note conversions.

In March 2021, the Company issued a total of 19,758,900 shares of common stock related to a convertible note conversions.

In April 2021, the Company issued a total of 14,216,850 shares of common stock related to convertible notes.

In May 2021, the Company issued a total of 9,404,717 shares of common stock related to convertible notes.

In June 2021, the Company issued a total of 24,611,656 shares of common stock related to convertible notes.

In July 2021, the Company issued a total of 25,599,299 shares of common stock related to convertible notes.

In August 2021, the Company issued a total of 27,291,759 shares of common stock related to convertible notes.

In September 2021, the Company issued a total of 1,720,213 shares of common stock related to convertible notes.

In December 2021, the Company issued a total of 15,310,308 shares of common stock related to convertible notes.

NOTE 3. NOTES PAYABLE

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

On August 8, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 8, 2019. On August 14, 2018, the Company entered into a convertible note payable for $250,000 bearing interest at 10% per annum. All principal and interest is due on May 6, 2019. On August 24, 2018, the Company entered into a convertible note payable for $85,000 bearing interest at 10% per annum. All principal and interest is due on August 24, 2019. On August 29, 2018, the Company entered into a convertible note payable for $112,750 bearing interest at 10% per annum. All principal and interest is due on August 29, 2019. On January 18 2019, the Company entered into a convertible note payable for $226,000 bearing interest at 12% per annum. All principal and interest is due on July 18, 2019. On February 15, 2019, the Company entered into a convertible note payable for $43,000 bearing interest at 10% per annum. All principal and interest is due on February 15, 2020. On April 16, 2019, the Company entered into a convertible note payable for $38,000 bearing interest at 10% per annum. All principal and interest is due on April 16, 2020. On March 25, 2019, the Company entered into a convertible note payable for $50,000 bearing interest at 12% per annum. All principal and interest is due on March 25, 2020. On September 27, 2019, the Company entered into a convertible note payable for $45,000 bearing interest at 10% per annum. All principal and interest is due on March 27, 2020. On October 12, 2019, the Company entered into a convertible note payable for $100,000 bearing interest at 10% per annum. All principal and interest is due on October 12, 2020. On February 8, 2021, the Company entered into a convertible note payable for $53,500 bearing interest at 10% per annum. All principal and interest is due on February 8, 2022. On March 19, 2021, the Company entered into a convertible note payable for $38,500 bearing interest at 10% per annum. All principal and interest is due on March 19, 2022. On April 20, 2021, the Company entered into a convertible note payable for $43,750 bearing interest at 10% per annum. All principal and interest is due on April 20, 2022. On May 18, 2021, the Company entered into a convertible note payable for $88,000 bearing interest at 8% per annum. All principal and interest is due on May 18, 2022. On June 9, 2021, the Company entered into a convertible note payable for $43,750 bearing interest at 10% per annum. All principal and interest is due on June 9, 2022. On June 9, 2021, the Company entered into a convertible note payable for $88,000 bearing interest at 12% per annum. All principal and interest is due on June 9, 2022. On June 25, 2021, the Company entered into a convertible note payable for $110,000 bearing interest at 12% per annum. All principal and interest is due on June 25, 2022. On August 6, 2021, the Company entered into a convertible note payable for $110,000 bearing interest at 8% per annum. All principal and interest is due on August 6, 2022. On August 9, 2021, the Company entered into a convertible note payable for $333,333.33 bearing interest at 12% per annum. All principal and interest is due on August 9, 2022. On August 10, 2021, the Company entered into a convertible note payable for $200,000.00 bearing interest at 12% per annum. All principal and interest is due on August 10, 2022. On August 20, 2021, the Company entered into a convertible note payable for $100,000.00 bearing interest at 12% per annum. All principal and interest is due on August 20, 2022. On September 1, 2021, the Company entered into a convertible note payable for $27,500 bearing interest at 8% per annum. All principal and interest is due on September 1, 2022. On September 1, 2021, the Company entered into a convertible note payable for $55,000 bearing interest at 8% per annum. All principal and interest is due on September 1, 2022. On September 2, 2021, the Company entered into a convertible note payable for $155,000 bearing interest at 12% per annum. All principal and interest is due on September 2, 2022. On September 9, 2021, the Company entered into a convertible note payable for $11,000 bearing interest at 8% per annum. All principal and interest is due on September 9, 2022.

NOTE 4. RELATED PARTY TRANSACTIONS

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

Related Party Transactions

NOTE 5. SUBSEQUENT EVENTS

On January 4, 2022, the Company issued 8,000,000 shares of common stock related to a convertible note conversion.

