Form 10-K/A
period 2021-12-31
GEX MANAGEMENT, INC.
filed 2022-08-01
CIK 1681556

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

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 27, 2022, the Registrant had 415,106,933 shares of common stock outstanding.

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

Number of Employees

As of December 31, 2021 we had 15 full time employees.

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

ITEM 5. DEFAULTS UPON SENIOR SECURITIES

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfill short term payment obligations related to these MCAs. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEX is currently in the process of negotiating settlement terms on monies owed to these parties. As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The management has also hired a legal team to contest some of these Confession of Judgements which the management believes were incorrectly filed by the MCAs. The potential inability of the Company to satisfy these MCA obligations or settle in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching all resolutions in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

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

Operating Expense

Total operating expense in the years ended December 31, 2021 and 2020 were $2,719,876 and $680,202 respectively. The increased expenses reflect the increased operating expenses associated with higher staff addition and costs related to greater volume of customer contracts relating to our business services in 2021 compared to 2020

Net Loss

Net loss for the years ended December 31, 2021 and 2020 was $6,052,523 and $224,947, respectively. The higher losses for 2021 compared to 2020 was attributable to increased operating expenses and non-operating expenses resulting from the loss on debt extinguishment and impairment of long-lived assets.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2021	2020
Net cash used in operating activities	$(948,045)	$(93,192)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,048,067	95,570
Net increase(decrease) in cash and cash equivalents	$130,997	$2,378

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

Net cash provided by financing activities of $1,048,067 for the twelve months ended December 31, 2021 was primarily from debt /debt like instruments in the balance sheet.

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

On January 15, 2022, the Board of Directors of GEX Management, Inc (the “Company”) approved the engagement of Hudgens CPA (“Hudgens”) as the Company’s independent registered public accounting firm for the year ending December 31, 2021 and 2020.

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
3662 W. Camp Wisdom Road
Dallas, TX 75237

Joseph Frontiere, age 32, had been serving as CEO and CFO of the Company since October 2021. Prior to that, from June 2010 through September 2012, he served as a CEO of Lorde Global, a company that provided strategic consulting services.

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

Shaheed Bailey, age 35, had been serving as Managing Partner of Greenpoint Capital Partners., a private equity firm that helps middle market companies raise equity/debt capital and locate strategic and value strategic acquisitions, and provides consulting for cost cutting, tax savings and growth strategies since October 2012. Prior to that, from June 2010 through September 2012, he served as a Sales Consultant/Partner for Sales Consultants of Morris County, a company that provided strategic consulting services. Before joining Sales Consultants of Morris County, he was a Private Banker with Wells Fargo Bank from July 2008 through April 2010. In October 2018, Mr. Bailey became the Interim Chief Investment Officer and Director for GEX Management, Inc., and currently serves in these roles.

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

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Joseph Frontiere,	2021	-	None	None	None	None	None	None
CEO	2020	-	None	None	None	None	None	None

Sri Vanamali,	2021	$200,000	None	None	None	None	None	None
President	2020	$200,000	None	None	None	None	None	None

Shaheed Bailey,	2019	-	None	None	None	None	None	None
Interim Chief Investment Officer	2019	-	None	None	None	None	None	None

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
Srikumar Vanamali, President	300,000	None	None	$1	N/A	None
Shaheed Bailey, Interim CIO	300,000	None	None	$1	N/A	None

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

Name of Stockholder	Number of Shares of Common Stock	Number of Super Voting Preferred Stock	Number of Votes Held by Common Stockholders	Percentage of Voting Equity (1)(3)
Joseph Frontiere, (1)	0	400,000	0	25.5%
Sri Vanamali (2)	0	400,000	0	25.5%
All directors and officers as a group (2 persons)	0	800,000		51.0%
Total	0	800,000	0	51.0%

(1)	Based upon 49,542,110 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of April 15, 2021, Mr. Frontiere’s voting stock represents 25.5% or 12,633,238 shares of voting capital stock. Mr. Frontiere is the CEO of the Company.
(2)	Based upon 49,542,110 shares of Common Stock and 800,000 Super Voting Preferred Stock issued and outstanding as of April 15, 2021. Mr. Vanamali’s voting stock is 25.5% or 12,633,238 shares of voting capital stock. Mr. Vanamali is the President of the Company.
(3)	Includes shares of Common Stock and Super Voting Preferred Stock owned by our officers and directors as a group (2 persons).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company does not have any related party transactions at this time.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021 was $15,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2022.

GEX Management, Inc.

By:	/s/ Joseph Frontiere
Joseph Frontiere
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Joseph Frontiere	Chief Executive Officer and Chairman of the Board	July 29, 2022
Joseph Frontiere

By:	/s/ Sri Vanamali	President, Director	July 29, 2022
Sri Vanamali

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GEX Management, Inc. (the Company) as of December 31, 2021 and 2020, and the related statement of operations, shareholders’ deficit, and cash flows for the two years ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Houston, Texas
July 29, 2022

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$137,638	$6,641
Accounts receivable, net	170,380	211,222
Other current assets and prepaids	5,682	107,289
Total Current Assets	$313,700	$325,152
Other assets	-	3,131,545
Total Assets	$313,700	$3,456,697
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$30,206	$10,833
Related party payables	172,567	141,592
Accrued expenses	352,176	233,688
Accrued interest payable	74,270	99,445
Convertible notes payable, net	980,290	634,290
Settlement Payable	195,250	195,250
Line of credit – related party	483,677	483,677
Notes Payable	3,174,977	3,174,977
Total Current Liabilities	5,463,413	4,973,752
Total Liabilities	5,463,413	4,973,752
Shareholders’ Deficit
Common stock, $0.001 par value; 100,000,000,000 shares authorized, at December 31, 2021 and December 31, 2020 there were 172,478,025 and 3,616,044 issued and outstanding, respectively	172,478	3,616
Additional Paid-In-Capital	7,536,452	5,285,449
Accumulated Deficit	(12,858,643)	(6,806,120)
Total Shareholders’ Deficit	(5,149,713)	(1,517,055)
Total Liabilities and Shareholders’ Deficit	$313,700	$3,456,697

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2021 and 2020

	2021	2020
Revenues	$1,315,669	$750,682
Cost of Revenues	494,698	113,717
Gross Profit	820,971	636,965
Operating Expenses:
General and administrative	2,719,876	680,202
Total Operating Expenses	2,719,876	680,202
Total Operating Loss	(1,898,905)	(43,237)
Other Income (Expense)
Gain (loss) on Extinguishment of Debt	(607,605)	340,551
Impairment expense	(2,917,945)	-
Interest Expense	(613,703)	(125,438)
Derivative Gain (Loss)	-	(521,289)
Other Income (Expense)	(14,356)	123,866
Net Other Income (Expense)	(4,153,618)	(181,530)
Net Loss	$(6,052,523)	$(224,947)
Income per common share:
Net loss per common share – basic and diluted	$(0.04)	$(0.07)

Weighted Average Shares:
Basic and diluted	167,316,519	3,163,044

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

Years Ended December 31, 2021 and 2020

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	590,351	$1,043	$5,207,921	$(6,581,173)	$(1,372,209)
Shares issued for services	131,717	132	24,783	-	24,915
Shares issued of for debt conversions	2,440,976	2,441	52,745	-	55,186
Net loss	-	-	-	(224,947)	(224,947)
Balance at December 31, 2020	3,616,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,055)

Beneficial Conversion Feature	-	-	1,334,143	-	1,334,143
Issuance of Common Shares for Debt Conversions	168,861,981	168,862	916,860	-	1,085,722
Net Loss				(6,052,523)	(6,052,523)
Balance at December 31, 2021	172,478,025	$172,478	$7,536,452	$(12,858,643)	$(5,149,713)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2021 and 2020

	2021	2020
Operating Activities:

Net Loss	$(6,052,523)	(224,947)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	213,600	230,314
Gain/loss on Extinguishment of Debt	607,605	(340,551)
Amortization of debt discount	539,433	-
Impairment	2,917,945	-
Stock based compensation	-	24,915
Gain /Loss on Derivative Instruments		521,289
Change in Assets and Liabilities:
Accounts Receivable	40,842	(203,755)
Other Current Assets	101,607	111,838
Other Assets	-	-
Accounts Payable	19,373	22,922
Accrued Expenses	118,488	(50,112)
Accrued Interest Payable	74,270	(185,105)
Net Cash Used by Operating Activities	$(1,419,360)	(93,192)
Financing Activities:
Proceeds from convertible notes payable	1,550,357	95,570

Net Cash Provided by Financing Activities	$1,550,357	$95,570
Net increase in cash and cash equivalents	$130,997	$2,378
Cash and cash equivalents
Cash and cash equivalents at beginning of year	6,641	4,263
Cash and cash equivalents at end of year	$137,638	$6,641
Supplemental Disclosures:

Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt Conversions	$1,085,722	$55,186
Beneficial conversion feature	$1,334,143	-

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

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company had no cash equivalents as of December 31, 2021, and 2020, respectively.

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers. The receivables are generally due within 30 to 45 days  after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. Write-offs are recorded at the time when a customer receivable is deemed uncollectible.

Impairment of Long-Lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, and its equity method investments when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company evaluated the long-lived assets as of December 31, 2021 and determined that the long lived assets should be fully impaired as they no longer held future value. As a result, the Company recorded an impairment expense in the amount

Revenue Recognition

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2021, statements of operations or cash flows for the periods ended December 31 2021.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The working capital of the Company is currently negative and raises substantial doubt of the ability for the Company to continue. The Company requires capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management plans to continue funding operations through issuance of financing and issuance of securities until operations become profitable. However, there can be no assurance that the Company will be successful in its efforts to raise the capital necessary to continue as a going concern.

During year ended December 31, 2021, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

To date, the Company has not experienced any significant economic impact due to COVID-19.

NOTE 3. STOCKHOLDERS’ EQUITY

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

On December 31, 2020, the Company issued 141,118 shares of common stock related to a convertible note conversion.

During the year ended December 31, 2020, the Company issued 131,717 shares of common stock to service providers. The shares were valued at the closing market price on their respective grant dates for a total value of $24,915.

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

During the year ended December 31, 2021, The Company issued 330,000,000 warrants to purchase common stock to investors in connection with the issuance of convertible notes payable. The warrants have a weighted average remaining term of 5 years and a weighted average exercise price of $0.0035 per share.

Total warrants outstanding and exercisable as of December 31, 2021 and December 31, 2020 were 330,000,000 and zero, respectively.

NOTE 4. NOTES PAYABLE

In 2018, the Company entered into several notes secured by future receivables of the Company. The Lender declared bankruptcy and the Company has made no payments on the notes since fiscal year 2019. The notes are recorded on the balance sheet in the amount of $3174,977.

During fiscal years 2018 and 2019, the Company entered into multiple convertible notes with various lenders. The notes were convertible at a fixed price of $2.50 per share and contained interest rates of 8% per annum. The notes all contained a term of 1 year. During fiscal year 2021, all of these notes were settled for shares of common stock and contained various penalties that resulted in the loss on debt extinguishment totaling $607,605.

On June 9, 2021, the Company entered into a convertible promissory note in the amount of $80,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 22,857,143 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $80,000 should be recorded against the note based on the market price on the date of issuance.

On June 25, 2021 the Company entered into a convertible promissory note in the amount of $110,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 31,428,571 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $110,000 should be recorded against the note based on the market price on the date of issuance.

On July 8, 2021 the Company entered into a convertible promissory note in the amount of $600,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a discount of $188,571 should be recorded against the note based on the market price on the date of issuance.

On August 9, 2021 the Company entered into a convertible promissory note in the amount of $295,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 84,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $295,000 should be recorded against the note based on the market price on the date of issuance.

On August 10, 2021, the Company entered into a convertible promissory note in the amount of $100,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 28,571,429 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $100,000 should be recorded against the note based on the market price on the date of issuance.

On August 10, 2021, the Company entered into a convertible promissory note in the amount of $95,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 21,142,857 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $95,000 should be recorded against the note based on the market price on the date of issuance.

On August 20, 2021, the Company entered into a convertible promissory note in the amount of $100,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 28,571,429 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $100,000 should be recorded against the note based on the market price on the date of issuance.

On September 1, 2021, the Company entered into a convertible promissory note in the amount of $27,500 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 7,857,143 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $27,500 should be recorded against the note based on the market price on the date of issuance.

On September 1, 2021, the Company entered into a convertible promissory note in the amount of $55,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 15,714,286 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $55,000 should be recorded against the note based on the market price on the date of issuance.

On September 1, 2021, the Company entered into a convertible promissory note in the amount of $27,500 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 7,857,143 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $27,500 should be recorded against the note based on the market price on the date of issuance.

On September 1, 2021, the Company entered into a convertible promissory note in the amount of $27,500 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 7,857,143 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $27,500 should be recorded against the note based on the market price on the date of issuance.

On September 2, 2021, the Company entered into a convertible promissory note in the amount of $155,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 44,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $155,000 should be recorded against the note based on the market price on the date of issuance.

On September 8, 2021, the Company entered into a convertible promissory note in the amount of $55,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 15,714,286 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $55,000 should be recorded against the note based on the market price on the date of issuance.

On September 8, 2021, the Company entered into a convertible promissory note in the amount of $16,500 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 4,714,286 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $16,500 should be recorded against the note based on the market price on the date of issuance.

On September 9, 2021, the Company entered into a convertible promissory note in the amount of $11,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 3,142,857 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $55,000 should be recorded against the note based on the market price on the date of issuance.

NOTE 5. RELATED PARTY TRANSACTIONS

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. This line of credit has a balance of $483,677 at December 31, 2021 and December 31, 2020, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020. The line of credit is currently in default.

The Company owed a director of the Company $172,567 and $141,592 for reimbursable expenses as of December 31, 2021 and December 31, 2020, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods.

In 2019, a judgement was received against the Company awarding EMA Financial, a former note holder of the Company, settlement of default notes payable, accrued interest and fees in the amount of $195,250. The amount is recorded on the balance sheet as of December 31, 2021, and December 31, 2020. The Company paid the full amount due under the judgement during fiscal year 2022.

NOTE 7. SUBSEQUENT EVENTS

Between January and April 2022, the Company has issued 242,628,908 shares of common stock for conversions of convertible notes based upon a conversion price of $0.0035.

