Form 10-Q
period 2022-03-31
GEX MANAGEMENT, INC.
filed 2022-08-08
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of August 4, 2022 there were 415,106,933 shares of the registrant’s common stock outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the SEC on July 21, 2022 (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and Cash Equivalents	$138,618	$137,638
Accounts Receivable, net	221,460	170,380
Other Current Assets	11,687	5,682
Total Current Assets	371,765	313,700

TOTAL ASSETS	$371,765	$313,700

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$40,121	$30,206
Related party payables	172,567	172,567
Accrued expenses	233,688	352,176
Accrued interest payable	92,900	74,270
Convertible notes payable, net	920,437	980,290
Settlement payable	195,250	195,250
Line of credit – related party	483,677	483,677
Notes payable	3,174,977	3,174,977
Total Current Liabilities	5,313,617	5,463,413

TOTAL LIABILITIES	5,313,617	5,463,413

SHAREHOLDERS’ DEFICIT
Common Stock 393,521,606 and 175,173,661 shares issued and Outstanding as March 31, 2022 and December 31, 2021, respectively	395,407	172,478
Additional Paid In Capital	8,004,199	7,536,452
Retained Deficit	(13,341,458)	(12,858,643)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,941,852)	(5,149,713)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	371,765	313,700

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues	$518,861	$173,763

Cost of Revenues	188,295	5,205
Gross Profit (Loss)	330,566	168,558

Depreciation and Amortization	-	52,750
General and Administrative	271,376	388,961
Total Operating Expenses	271,376	441,711

Total Operating Income (Loss)	59,190	(273,153)

Other Income (Expense)
Income (Expense) from Other	-	(14,356)
Interest Income( Expenses)	(542,005)	(114,855)
Net Other Income (Expense)	(542,005)	(129,211)

NET INCOME (LOSS)	(482,815)	(402,364)

BASIC and DILUTED
Weighted Average Shares Outstanding	393,521,606	46,475,924
Earnings (loss) per Share	$(0.00)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ (Deficit)

	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	-	$-	3,616,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,055)

Issuance of Common Shares for Debt Conversions			43,312,880	43,313	400,835	-	441,148
Net Loss						(402,364)	(402,364)
Balance at March 31, 2021	-	$-	46,928,924	$46,929	$5,686,284	$(7,208,484)	$(1,475,271)

Balance at December 31, 2021	-	$-	172,478,025	$172,478	$7,536,452	$(12,858,643)	$(5,149,713)

Issuance of Common Shares for exercise of cashless warrants	-	-	32,610,720	32,611	(32,611)	-	-
Issuance of Common Shares for debt conversions	-	-	190,318,188	190,318	500,358	-	690,676
Net Loss	-	-	-	-	-	(482,815)	(482,815)
Balance at March 31, 2022	-	$-	395,406,933	$395,407	$8,004,199	$(13,341,458)	$(4,941,852)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	Mar 31, 2021
Cash Flows (used by) Operating Activities:
Net Loss	$(482,815)	(402,364)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	-	52,750
Amortization of debt discount	500,091	-
Changes in assets and liabilities:
Accounts receivable	(51,080)	124,677
Other current assets	6,005	(6,302)
Other liabilities	-	140
Accounts Payable	9,915	55,806
Accrued expenses and other payables	18,864	1,505

Net cash (used in) operating activities	980	(173,788)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-
Cash Flows from (used in) Financing Activities:
Proceeds from short term notes payable (net)	-	195,474
Net cash provided by financing activities	-	195,474
NET INCREASE (DECREASE) IN CASH	980	21,686
CASH AT BEGINNING OF PERIOD	137,638	6,502
CASH AT END OF PERIOD	138,618	28,327
Supplemental Cash Flow Disclosures:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Noncash Investing and Financing:
Conversion of notes payable and accrued interest	$690,676	$441,148
Cashless exercise of warrants	$32,611	$-

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

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

In 2019, the management of GEX under the leadership of Sri Vanamali set strategic goals to revise the business model to expand into areas of higher margin and growth particularly in the area of Technology and Strategy Consulting Services. As a result of management efforts, GEX Management was invited in February 2019 to be a Preferred Supplier to Insight Global (www.insightglobal.com), one of the world’s largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting space. The first consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client. Subsequently, GEX placed its second enterprise consultant at the world’s leading Fortune 100 CRM Company at its headquarters in San Francisco and subsequently several more highly skilled Enterprise Technology Consultants at leading Fortune 500 retail, healthcare, manufacturing and technology clients across the country . As a direct result of the high market demand for experienced technology consultants via its multiple supplier programs, the GEX team has interviewed and is in the process of procuring 45 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for various short to long term projects. Additionally, GEX plans to hire and place more than 100 enterprise consultants over the next 18 - 24 month period to satisfy its growing pipeline of future contracts. As a result of these market initiatives, GEX forecasts to potentially achieve approximately $20- $25M in gross billings over the next 18-24 month period, assuming all projected contracts are fully placed on projects that have been currently identified by the GEX supplier program pipeline and businesses begin to re-open globally as the pandemic related restrictions are removed.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position of the Company.

Note 2. Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations.

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

The consolidated financial statements for the twelve months ended December 31, 2021 and three months ended March 31, 2022 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,313,617 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 3. STOCKHOLDERS’ EQUITY

During the 3 months ended March 31, 2022, the Company issued 190,318,188 shares of common stock for conversions of notes payable for total principal and accrued interest of 690,676. The notes were converted within the terms of the original note agreements and therefore, no gain or loss was recognized on the conversions.

During the 3 months ended March 31, 2022, the Company issued 32,610,720 shares of common stock for the exercise of warrants on a cashless basis.

NOTE 4. NOTES PAYABLE

In 2018, the Company entered into several notes secured by future receivables of the Company. The Lender declared bankruptcy and the Company has made no payments on the notes since fiscal year 2019. The notes are recorded on the balance sheet in the amount of $3174,977.

On June 9, 2021, the Company entered into a convertible promissory note in the amount of $80,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 22,857,143 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $80,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the principal and accrued interest was fully converted into shares of common stock.

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

On August 9, 2021 the Company entered into a convertible promissory note in the amount of $295,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 84,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $295,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $129,777 of the principal balance into common shares of the Company with a remaining principal balance of $165,223 and unamortized discount of $101,223.

On August 9, 2021 the Company entered into a convertible promissory note in the amount of $137,500 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 39,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $137,500 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $104,250 of the principal balance into common shares of the Company with a remaining principal balance of $33,250 and unamortized discount of $17,458.

On August 10, 2021, the Company entered into a convertible promissory note in the amount of $100,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 28,571,429 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $100,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $42,855 of the principal balance into common shares of the Company with a remaining principal balance of $57,145 and unamortized discount of $13,019.

On August 10, 2021, the Company entered into a convertible promissory note in the amount of $110,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 21,142,857 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $95,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the principal and accrued interest was fully converted into shares of common stock.

On August 20, 2021, the Company entered into a convertible promissory note in the amount of $100,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 28,571,429 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $100,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $825,837 of the principal and $5,401 of accrued interest into common shares of the Company with a remaining principal balance of $17,163 and unamortized discount of $17,000.

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

On September 2, 2021, the Company entered into a convertible promissory note in the amount of $155,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 44,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $155,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $77,000 of the principal and $10,119 of accrued interest into common shares of the Company with a remaining principal balance of $78,000 and unamortized discount of $32,911.

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

On October 5, 2021, the Company entered into a convertible promissory note in the amount of $31,797 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $55,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $25,547 of the principal balance into common shares of the Company with a remaining principal balance of $6,250.

On October 5, 2021, the Company entered into a convertible promissory note in the amount of $31,797 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $55,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $25,547 of the principal balance into common shares of the Company with a remaining principal balance of $6,250.

During the three months ended March 31, 2022, the Company recognized a total of $500,091 in amortization of debt discounts related to the convertible notes.

During the three months ended March 31, 2022, the Company recognized a total of $41,914 in interest expense related to the convertible notes.

NOTE 5. RELATED PARTY TRANSACTIONS

On March 1, 2015, the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. This line of credit has a balance of $483,677 at March 31, 2022 and December 31, 2021, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020. The line of credit is currently in default.

The Company owed a director of the Company $172,567 and $172,567 for reimbursable expenses as of March 31, 2022 and December 31, 2021, respectively.

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

NOTE 7. SUBSEQUENT EVENTS

In April 2022, the Company issued 19,700,000 common shares in conversion of notes payable in the amount of $68,950.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue

Our revenue for the three months ended March 31, 2022 was $518,861 compared to $173,763 for the three months ended March 31, 2021. This strong 200%+ increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities under the guidance of the President and Director of GEX Consulting Business Practices, Sri Vanamali.

Operating Expense

Total operating expenses for the three months ended March 31, 2022 was $271,376 compared to the operating cost for the three months ended March 31, 2022 of $441,711. The lower expenses for this period are due to there being no depreciation an amortization during the period and less administrative costs during the current period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, under the supervision and with the participation of our Interim Chief Executive Officer / Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were ineffective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with the Merchant Cash Advances, the company has occasionally defaulted on making certain daily interest payments as a result of lack of immediate access to capital to fulfill short term payment obligations related to these MCAs. As a result of these defaults in timely payments, Confession of Judgements have been filed by some of these MCAs in the New York district courts and GEX is currently in the process of negotiating settlement terms on monies owed to these parties. As a result of the highly irregular and unregulated nature of the Merchant Cash Advance industry, current management has taken the decision to move away from these cash advance opportunities introduced by the prior finance teams and will, going forward, solely rely on more traditional and regulated sources of financing available within the investment and regulated capital markets. Additionally, current management has determined it to be necessary to cease active business discussions with MCAs and proceed with settlement discussions to reduce or eliminate the monies owed to the MCAs and related parties in a timely manner. The management has also hired a legal team to contest some of these Confession of Judgements which the management believes were incorrectly filed by the MCAs. The potential inability of the Company to satisfy these MCA obligations or settle in a timely manner could result in a significant impact on the financial and operational health of the company which could also potentially result in the company pursuing Chapter 11 bankruptcy and /or similar legal avenues if it is not able to settle these outstanding MCA obligations in a timely manner. While the management team has already begun these settlement conversations and is hopeful of reaching all resolution a in a timely manner, there can be no guarantee that such a settlement will be reached any time soon.

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

GEX MANAGEMENT, INC.

Dated: Aug 8, 2022	By:	/s/ Joseph Frontiere
	Name:	Joseph Frontiere
	Title:	Chief Executive Officer

