Form 10-Q
period 2022-06-30
GEX MANAGEMENT, INC.
filed 2022-08-22
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022 there were 481,598,244 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, which we filed with the SEC on August 2, 2022 (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and Cash Equivalents	$96,916	$137,638
Accounts Receivable, net	169,176	170,380
Other Current Assets	11,687	5,682
Total Current Assets	277,779	313,700

TOTAL ASSETS	$277,779	$313,700

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$231,326	$30,206
Related Party Payables	172,567	172,567
Accrued Expenses	185,048	352,176
Accrued Interest Payable	127,352	74,270
Convertible notes payable, net	1,067,915	980,290
Settlement payable	57,246	195,250
Line of credit – related party	483,677	483,677
Notes payable	3,174,977	3,174,977
Total Current Liabilities	5,500,108	5,463,413

TOTAL LIABILITIES	5,500,108	5,463,413

SHAREHOLDERS’ DEFICIT
Common Stock 415,106,933 and 172,478,025 shares issued and Outstanding as June 30, 2021 and December 31, 2021, respectively	415,107	172,478
Additional Paid In Capital	8,253,449	7,536,452
Retained Earnings	(13,890,885)	(12,858,643)
TOTAL SHAREHOLDERS’ DEFICIT	(5,222,329)	(5,149,713)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	277,779	313,700

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$476,057	$384,352	$994,918	$558,115

Cost of Revenues	184,766	66,059	373,061	71,264
Gross Profit	291,291	318,293	621,857	486,851

Operating Expenses
Depreciation and amortization	-	52,750	-	105,500
General and administrative	390,771	441,436	662,147	830,397
Total Operating Expenses	390,771	494,186	662,147	935,897

Operating Loss	(99,480)	(175,893)	(40,290)	(449,046)

Other Expenses
Other expense	-	-	-	(14,356)
Loss on settlement	(61,996)	-	(61,996)	-
Interest expense	(387,951)	(6,595)	(929,956)	(121,450)
Total Other Expenses	(449,947)	(6,595)	(991,952)	(135,806)

Net Loss	(549,427)	(182,488)	(1,032,242)	(584,852)

BASIC and DILUTED
Weighted Average Shares Outstanding	413,221,606	97,394,940	413,221,606	97,394,940
Loss per Share	(0.00)	(0.00)	$(0.00)	$(0.04)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	3,163,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,055)

Issuance of Common Shares for Debt Conversions	43,312,880	43,313	400,835	-	441,184
Net Loss				(402,364)	(402,364)
Balance March 31, 2021	46,928,924	46,929	5,686,284	(7,208,484)	(1,475,271)

Net Loss	-	-	-	(182,488)	(182,488)
Balance At June 30, 2021	46,928,924	$46,929	$5,686,248	$(7,390,972)	$(1,657,759)

Balance at December 31, 2021	172,478,025	$172,478	$7,536,452	$(12,858,643)	$(5,149,713)

Issuance of Common Shares for Warrants	32,610,720	32,611	(32,611)	-	-
Issuance of Common Shares for Debt Conversions	190,318,188	190,318	500,358	-	690,676
Net Loss				(482,815)	(494,232)
Balance at March 31, 2022	395,406,933	$395,407	$8,004,199	$(13,341,458)	$(5,149,713)

Contributions from shareholder	-	-	200,000	-	200,000
Issuance of Common Shares for Debt Conversions	19,700,000	19,700	49,250	-	68,950
Net Loss				(549,427)	(549,427)
Balance at June 30, 2022	415,106,933	$415,107	$8,253,449	$(13,890,885)	$(5,222,329)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows (used by) Operating Activities:
Net Loss	$(1,032,242)	(584,852)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	-	105,500
Amortization of debt discount	853,590	-
Loss on settlement	61,996	-
Changes in assets and liabilities:
Accounts receivable	1,204	112,202
Other current assets	(6,005)	(6,843)
Other Assets	-	(19,010)
Accounts Payable	201,120	24,493
Accrued expenses and other payables	(173,642)	77,428
Accrued interest payable	53,257	-
Net cash (used in) operating activities	(40,722)	(291,082)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Payments/Proceeds from short term notes payable (net)	-	430,140
Net cash provided by financing activities	-	430,140
NET INCREASE (DECREASE) IN CASH	(40,722)	139,058
CASH AT BEGINNING OF PERIOD	137,638	25,651
CASH AT END OF PERIOD	96,916	164,709
Supplemental Cash Flow Disclosures:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Noncash Investing and Financing:
Conversion of notes payable and accrued interest	$690,676	$441,148
Cashless exercise of warrants	$32,611	$-
Contribution from shareholder	$200,000	$-

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

The consolidated financial statements for the twelve months ended December 31, 2021 and three months ended March 31, 2022 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $5,500,108 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 3. STOCKHOLDERS’ EQUITY

During the 6 months ended June 30, 2022, the Company issued 210,018,188 shares of common stock for conversions of notes payable for total principal and accrued interest of 690,676. The notes were converted within the terms of the original note agreements and therefore, no gain or loss was recognized on the conversions.

During the 6 months ended June 30, 2022, the Company issued 32,610,720 shares of common stock for the exercise of warrants on a cashless basis.

NOTE 4. NOTES PAYABLE

In 2018, the Company entered into several notes secured by future receivables of the Company. The Lender declared bankruptcy and the Company has made no payments on the notes since fiscal year 2019. The notes are recorded on the balance sheet in the amount of $3,174,977.

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

On June 25, 2021, the Company entered into a convertible promissory note in the amount of $110,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 31,428,571 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $110,000 should be recorded against the note based on the market price on the date of issuance.

On July 8, 2021, the Company entered into a convertible promissory note in the amount of $600,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a discount of $188,571 should be recorded against the note based on the market price on the date of issuance. During the six months ended, the holder converted $68,950 of the principal balance into 19,700,000 shares of common stock. As of June 30, 2022, the remaining principal balance of the note was $513,550.

On August 9, 2021, the Company entered into a convertible promissory note in the amount of $295,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 84,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $295,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $129,777 of the principal balance into common shares of the Company with a remaining principal balance of $165,223.

On August 9, 2021, the Company entered into a convertible promissory note in the amount of $137,500 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 39,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $137,500 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $104,250 of the principal balance into common shares of the Company with a remaining principal balance of $33,250.

On August 10, 2021, the Company entered into a convertible promissory note in the amount of $100,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 28,571,429 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $100,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $42,855 of the principal balance into common shares of the Company with a remaining principal balance of $57,145.

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

On September 2, 2021, the Company entered into a convertible promissory note in the amount of $155,000 bearing interest at 10% per annum with a term of 1 year. The principal and any accrued interest is convertible at the option of the holder at any time from the date of issuance at a fixed price of $0.0035 per share. Additionally, the note holder was granted 44,285,714 warrants at an exercise price of $0.0035 per share. The Company evaluated the note for a beneficial conversion feature and determined that a full discount of $155,000 should be recorded against the note based on the market price on the date of issuance. During the 3 months ended March 31, 2022, the holder converted $77,000 of the principal and $10,119 of accrued interest into common shares of the Company with a remaining principal balance of $78,000.

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

During the six months ended June 30, 2022, the Company recognized a total of $853,590 in amortization of debt discounts related to the convertible notes.

During the six months ended March 31, 2022, the Company recognized a total of $76,366 in interest expense related to the convertible notes.

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

The Company owed a director of the Company $172,567 and $172,567 for reimbursable expenses as of June 30, 2022 and December 31, 2021, respectively.

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

During the period, a shareholder of the Company paid $200,000 in attempted settlement of the judgement noted above. The shareholder agreed to contribute the funds and that no payable from the Company was necessary. As such, the Company recorded the payment as a contribution in kind in APIC in relief of the amounts owed under the initial settlement.

During the three-month period ended June 30, 2022, the Company received an additional judgement on the above matter in the amount $20,333 for attorney’s fees related to the matter. The attorney additionally sought interest on the amounts owed in the amount of $57,246. In August of 2022, the Company agreed to a settlement with the attorney granting them 60 days to pay the full remaining amount of $57,246 in installment payments through October. The Company recorded the additional loss on settlements during the period in the amount of $61,996.

NOTE 7. SUBSEQUENT EVENTS

During August 2022, holders of convertible notes converted debt and accrued interest into 66,491,311 shares of common stock.

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

Results of Operations

The three months ended June 30, 2022 compared to the three months ended June 30, 2021 Revenue

Our revenue for the three months ended June 30, 2022 was $476,057 compared to $384,752 for the three months ended June 30, 2021. Our revenue for the six months ended June 30, 2022 was $994,918 compared to $588,115 for the three months ended June 30, 2021 This strong increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities.

Operating Expense

Total operating expenses for the three months ended June 30, 2022 was $390,771 compared to the operating cost for the three months ended June 30, 2021 of $494,186. This decrease in operating expenses was primarily due to the cost rationalization efforts by the current management.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2022. Management has made concerted efforts to move away from expensive debt like obligations and rely on other traditional and non- traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

The total principal amounts outstanding related to merchant cash advances as of June 30, 2022 is $3,174,977.26. A material portion of this obligation is related to one merchant cash advance group with which the company is currently under discussions to settle and close with a full resolution expected to be reached this year.

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

GEX MANAGEMENT, INC.

Dated: August 22, 2022	By:	/s/ Joseph Frontiere
	Name:	Joseph Frontiere
	Title:	Chief Executive Officer and Chief Financial Officer

