Form 10-Q
period 2022-09-30
GEX MANAGEMENT, INC.
filed 2022-11-21
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022 there were 535,306,772 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS TABLE OF CONTENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$83,034	$137,638
Accounts Receivable, net	271,444	170,380
Other Current Assets	49,899	5,682
Total Current Assets	404,377	313,700

TOTAL ASSETS	$404,377	$313,700

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$553,948	$152,426
Related Party Payables	-	172,567
Accrued Expenses	$233,688	233,688
Accrued Interest Payable	99,445	74,270
Notes Payable	5,589,329	3,658,654
Total Current Liabilities	6,476,410	4,973,752
TOTAL LIABILITIES	6,476,410	4,973,752

SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock 489,848,876 and 172,478,025 shares issued and Outstanding as September 30, 2022 and December 31, 2021, respectively	490,302	172,478
Additional Paid In Capital	7,025,294	7,536,452
Retained Deficit	(13,587,630)	(12,858,643)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(6,072,033)	(5,149,713)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	404,377	313,700

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$641,923	$281,805	$1,657,604	$870,320

Cost of Revenues	356,351	4,008	729,578	75,271
Gross Profit (Loss)	285,572	277,797	928,026	795,049

Operating Expenses Depreciation and Amortization	-	-	-	105,500
General and Administrative	308,515	455,386	1,386,936	1,285,983
Total Operating Expenses	308,515	455,386	1,386,936	1,391,483

Total Operating Income (Loss)	(22,943)	(177,588)	(458,910)	(596,433)

Other Income (Loss)	1,478	-	(125,511)	(257,254)
Interest Income (Expenses)	-	-	11,888	121,449
Net Other Income (Expense)	1,478	-	(113,623)	(135,805)

Net income (loss) before income taxes	(21,465)	(177,588)	(572,532)	(732,238)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	(21,465)	(177,588)	(572,532)	(732,238)

BASIC and DILUTED
Weighted Average Shares Outstanding	489,848,876	1,229,906	489,848,876	1,229,906
Earnings (loss) per Share	(0.00004)	(0.14)	$(0.001)	$(0.60)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	3,163,044	3,616	5,285,449	(6,806,120)	$(1,517,054)

Issuance of Common Shares for Share Services
Issuance of Common Shares for Warrants	17,964,215	17,964	89,424		107,388

Issuance of Common Shares for Debt Conversions	154,046,402	154,046	863,732		1,017,779
Net Loss				(5,609,823)	(5,609,823)
Balance at December 31, 2021	175,173,661	175,627	6,238,606	(13,015,097)	(6,600,864)

Issuance of Common Shares for Warrants	29,489,272	29,489	73,723		103,212
Issuance of Common Shares for Debt Conversions	188,858,673	188,859	472,147	-	661,005
Net Loss				(494,232)	(494,232)
Balance at March 31, 2022	393,521,606	$393,975	$6,784,475	$(13,509,329)	$(6,330,878)
Issuance of Common Shares for Warrants

Issuance of Common Shares for Debt Conversions	19,700,000	19,700	49,251	-	68,951
Net Loss				(56,836)	(56,836)
Balance at June 30, 2022	413,221,606	$413,675	$6,833,726	$(13,566,165)	$(6,318,764)
Issuance of Common Shares for Debt Conversions	76,627,270	76,627	191,568	-	268,195
Net Loss				(21,465)	(21,465)
Balance at September 30, 2022	489,848,876	$490,302	$7,025,294	$(13,587,630)	$(6,072,033)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows (used by) Operating Activities:
Net Loss	$(572,532)	(732,238)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	-	105,500
Changes in assets and liabilities:
Accounts receivable	(114,979)	122,222)
Other current assets/liabilities	111,613	(6,843
Other Assets/Liabilities	174,118	(14,558)
Accounts Payable	337,093	10,847)
Other Current Liabilities	-	-
Accrued interest payable	-	-
Net cash (used in) operating activities	(64,687)	(515,070)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	1,101,363	430,140
Proceeds/Payments from notes payable	(977,537)	87,625)
Payments/Proceeds from short term notes payable (net)	-	-
Net cash provided by financing activities	123,826	517,766
NET INCREASE (DECREASE) IN CASH	59,139	2,696
CASH AT BEGINNING OF PERIOD	23,895	21,200
CASH AT END OF PERIOD	83,034	23,895

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

In addition to these planned strategic growth initiatives which had started to build momentum in 2019 and gained significant traction in 2021 and 2022, management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. As part of this balance sheet “clean-up” initiative, on February 8 2019, GEXM and the G&C Family LLC executed a “Deed in Lieu of Foreclosure” agreement the terms of which would allow GEXM to release ownership of the Arkansas building under AMAST LLC to the G&C Family Group, LLC in return for cancellation of the $1,300,000 real estate lien note secured by the building along with any and all accrued interest payable on the note as of the date of the agreement. Additionally, on March 5, 2019, one of GEX’s promissory note holders proceeded to execute its rights to enforce the liens on the Setco property through a foreclosure process which resulted in the note holder taking possession of the Setco property resulting in the elimination of a $500,000 note and any accrued interest on the principal amount and the elimination of $1,125,000 Setco real estate lien note made to Setco along with any accrued interests from the Company books. Furthermore, GEX has been able to significantly reduce the overall debt and debt like instruments on the balance sheet through strategic conversions of convertible notes to common equity initiated by the convertible note issuers throughout 2019 and 2020 and settlement or elimination of certain MCA and debt like instruments. This focus on balance sheet cleanup and to stay significantly “asset-lite” is expected to achieve material results by Q4 2022, at which point GEX would be primed for its next phase of strategic growth initiatives by deploying equity and non-toxic debt instruments towards organic and inorganic opportunities. Finally, management believes that the material elimination of MCA and related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. While management efforts to settle these instruments are aggressively underway, the inability or failure by the firm to completely address any toxic debt instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments. As part of this long term strategy, management has already begin putting processes in place to protect the company via a robust internal restructuring program and will be announcing the outcome of these intra-company restructuring efforts that will protect the interests of investors and shareholders alike over the long term and also streamline the corporate structure to be synergistic with the management’s long term vision for the company.

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

The accompanying interim, unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K/A, filed with the SEC on Aug 1, 2022. All adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are of a normal and recurring nature.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2021 or operations or cash flows for the periods ended September 30, 2022

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 30, 2022.

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

The consolidated financial statements for the nine months ended September 30, 2022 and were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $6,476,410 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At September 30, 2022 and December 31, 2021, Other Current Assets were $49,899 and $5,682 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

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

On July 9, 2018, the Company issued 58,500 shares of common stock at no cost basis for consulting services. On July 19, 2018, the Company issued 206,500 shares of common stock at no cost basis for consulting services. On July 25, 2018, the Company issued 12,668 shares of common stock at no cost basis for consulting services. On July 30, 2018, the Company issued 100,000 shares of common stock at no cost basis for consulting services. On August 2, 2018, the Company issued 207,339 shares of common stock at no cost basis in connection with issuance of a convertible note payable as a commitment fee. On August 7, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On August 27, 2018, the Company issued 15,000 shares of common stock at no cost basis for consulting services. On September 10, 2018, the Company issued 220,000 shares of common stock at no cost basis for consulting services. On September 14, 2018, the Company issued 50,000 shares of common stock at no cost basis for consulting services. On September 25, 2018, the Company issued 1,436 shares of common stock at no cost basis for consulting services. On September 26, 2018, the Company issued 15,000,000 shares of common stock at no cost basis related to a real property purchase acquisition transaction. On January 16, 2019, the Company issued 60,000 shares of common stock related to a convertible note conversion. On January 21, 2019, the Company issued 538,095 shares of common stock related to a convertible note conversion. On January 29, 2019, the Company issued 120,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 13, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 14, 2019, the Company issued 400,000 shares of common stock related to a convertible note conversion. On February 19, 2019, the Company issued 670,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 20, 2019, the Company issued 1,000,000 shares of common stock related to a convertible note conversion. On February 21, 2019, the Company issued 847,458 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 677,966 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 1,129,944 shares of common stock related to a convertible note conversion. On February 22, 2019, the Company issued 300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,300,000 shares of common stock related to a convertible note conversion. On February 25, 2019, the Company issued 2,000,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,140,000 shares of common stock related to a convertible note conversion. On February 26, 2019, the Company issued 1,250,000 shares of common stock related to a convertible note conversion. On February 27, 2019, the Company issued 2,535,211 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 3,400,000 shares of common stock related to a convertible note conversion. On February 28, 2019, the Company issued 2,900,000 shares of common stock related to a convertible note conversion. In March 2019, the Company issued a total of 253,428,115 shares of common stock related to a convertible note conversion. In April 2019, the Company issued a total of 131,889,069 shares of common stock related to convertible note conversions. In May 2019, the Company issued a total of 1,060,050,879 shares of common stock related to convertible note conversions. In June 2019, the Company issued a total of 1,598,790,735 shares of common stock related to convertible note conversions. In July 2019, the Company issued a total of 1,865,042,736 shares of common stock related to convertible note conversions. In August 2019, the Company issued a total of 913,654,084 shares of common stock related to convertible note conversions. On September 21, 2020, the Company issued 30,409 shares of common stock related to a convertible note conversion. On September 23, 2020, the Company issued 31,872 shares of common stock related to a convertible note conversion. On September 24, 2020, the Company issued 336,134 shares of common stock related to a convertible note conversion. On September 25, 2020, the Company issued 39,085 shares of common stock related to a convertible note conversion. On September 29, 2020, the Company issued 57,808 shares of common stock related to a convertible note conversion. On October 6, 2020, the Company issued 60,693 shares of common stock related to a convertible note conversion. On October 16, 2020, the Company issued 51,170 shares of common stock related to a convertible note conversion. On November 2, 2020, the Company issued 66,294 shares of common stock related to a convertible note conversion. On December 3, 2020, the Company issued 69,583 shares of common stock related to a convertible note conversion. On December 8, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 76,691 shares of common stock related to a convertible note conversion. On December 10, 2020, the Company issued 72,860 shares of common stock related to a convertible note conversion. On December 14, 2020, the Company issued 72,700 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 17, 2020, the Company issued 81,481 shares of common stock related to a convertible note conversion. On December 21, 2020, the Company issued 84,153 shares of common stock related to a convertible note conversion. On December 15, 2020, the Company issued 100,636 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 105,658 shares of common stock related to a convertible note conversion. On December 24, 2020, the Company issued 209,643 shares of common stock related to a convertible note conversion. On December 28, 2020, the Company issued 81,633 shares of common stock related to a convertible note conversion. On December 29, 2020, the Company issued 240,884 shares of common stock related to a convertible note conversion. On December 30, 2020, the Company issued 272,828 shares of common stock related to a convertible note conversion. On December 31, 2020, the Company issued 121,391 shares of common stock related to a convertible note conversion. In January 2021, the Company issued a total of 9,775,136 shares of common stock related to a convertible note conversions. In February 2021, the Company issued a total of 13,778,844 shares of common stock related to a convertible note conversions. In March 2021, the Company issued a total of 19,758,900 shares of common stock related to a convertible note conversions. In April 2021, the Company issued a total of 12,075,941 shares of common stock related to convertible notes. In May 2021, the Company issued a total of 3,162,717 shares of common stock related to convertible notes. In June 2021, the Company issued a total of 1,295,828 shares of common stock related to convertible notes. In July 2021, the Company issued a total of 25,599,299 shares of common stock related to convertible notes. In August 2021, the Company issued a total of 27,291,759 shares of common stock related to convertible notes. In September 2021, the Company issued a total of 1,720,213 shares of common stock related to convertible notes. In December 2021, the Company issued a total of 15,310,308 shares of common stock related to convertible notes. In January 2022, the Company issued a total of 9,775,136 shares of common stock related to convertible notes. In February 2022, the Company issued a total of 16,464,637 shares of common stock related to convertible notes. In March 2022, the Company issued a total of 19,758,900 shares of common stock related to convertible notes. In April 2022, the Company issued a total of 19,700,000 shares of common stock related to convertible notes. In July 2022, the Company issued a total of 2,278,716 shares of common stock related to convertible notes. In August 2022, the Company issued a total of 66,491,311 shares of common stock related to convertible notes. In September 2022, the Company issued a total of 7,857,243 shares of common stock related to convertible notes.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2022, the company had $271,444 outstanding accounts receivable balance with its customers. As of December 31, 2021, the company had $170,380 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own significantly material fixed assets as of September 30, 2022

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

Revenues

For the three months ended September 30, 2022 and 2021, the Company had no revenues from related parties.

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

Results of Operations

The three months ended September 30, 2022 compared to the three months ended September 30, 2021 Revenue

Our revenue for the three months ended September 30, 2022 was $641,923 compared to $281,805 for the three months ended September 30, 2021. This significant revenue increase was primarily attributable to the material consulting contracts that were added to the business in Q3 2022 which resulted in a significant improvement in sales pipeline compared to prior year period.

Operating Expense

Total operating expenses for the three months ended September 30, 2022 was $308,515 compared to the operating cost for the three months ended September 30, 2021 of $455,386. This increase in operating expenses was primarily due to larger number of staffing and general expenses related to higher number of sales placements.

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

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control procedures over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2022, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEX MANAGEMENT, INC.

Dated: November 21, 2022	By:	/s/ Sri Vanamali
	Name:	Sri Vanamali
	Title:	Chief Executive Officer

