Form 10-K
period 2022-12-31
GEX MANAGEMENT, INC.
filed 2023-04-17
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of March 31, 2023, the last business day of the Registrant’s most recently completed fiscal quarter, was $340,328.60 (based on the closing sale price of the Registrant’s Common Stock on that date.

As of April 12, 2023, the Registrant had 680,657,196 shares of common stock issued and outstanding.

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

In 2019, the management of GEX under the leadership of Sri Vanamali set strategic goals to revise the business model to expand into areas of higher margin and growth particularly in the area of Technology and Strategy Consulting Services. In Q4 2019, GEX signed a contract with one of the fastest growing, VC backed social video platform to provide key corporate and strategy consulting services – an initiative that the CEO was personally involved with in developing and growing the strategic business relationship over two years. This contract resulted in enormous growth opportunities for GEX and significantly expanded growth in future periods as well. GEX signed additional contracts to provide interim “CFO” and “CEO” consulting services to various high growth public and private companies, resulting in doubling of sales within a year and achieving an astounding double digit expansion in gross margins despite the pandemic related recessionary business environment. Furthermore, GEX has been in talks with multiple companies to identify synergistic acquisition opportunities to fuel organic and inorganic growth and fulfil the corporate objective of becoming a top tier business and technology focused firm while also developing a long term and sustainable technology centric business model. Management expects these growth initiatives to help the firm eventually achieve strong and stable revenue growth while also achieving sustainable long-term profitability by targeting a higher margin, lower cost model and relying on less expensive debt instruments to help reduce the burden across the firm’s capital structure.

Beginning 2020. under Sri Vanamali’s executive leadership, GEX Management has built its core competency to provide value creation services as a key operating partner to private equity firms and strategic operators by focusing on several key areas:

●	Industry Expertise: GEX Management has developed deep expertise in several industries, including technology, healthcare, niche manufacturing, industrials energy, and more. This expertise enables the company to understand the unique challenges and opportunities facing businesses in these industries, and to provide tailored solutions that drive value creation.
●	Data-Driven Approach: GEX Management uses AI based data-driven analysis to identify opportunities for value creation in its clients’ businesses. This includes analyzing financial and operational data to identify areas for improvement, and developing strategies to drive growth and profitability.
●	Operational Expertise: GEX Management has a team of experienced consultants with a strong background in operational management. This expertise enables the company to provide practical solutions that address operational inefficiencies and improve overall performance.
●	Network of Strategic Partners: GEX Management has developed a network of strategic partners, including technology vendors, service providers, and other consulting firms. This network enables the company to provide comprehensive solutions to its clients, leveraging the expertise of its partners as needed.
●	Culture of Innovation: GEX Management fosters a culture of innovation, encouraging its consultants to think creatively and develop new solutions to meet its clients’ needs. This approach enables the company to stay ahead of industry trends and provide cutting-edge solutions to its clients.

The strategic roadmap for GEX Management in providing value creation services as a key operating partner to PE firms in 2023 involves expanding its industry expertise and developing new partnerships to support its growth. The company plans to deepen its expertise in key sectors such as healthcare and technology, while also expanding into new sectors such as retail, industrials and consumer goods. Additionally, GEX Management plans to develop new partnerships with technology vendors and other service providers to offer its clients a broader range of solutions. Through these initiatives, GEX Management aims to continue providing exceptional value creation services to its clients and maintaining its position as a leading management consulting firm.

Under Mr. Vanamali’s stewardship, Phase 1 of the GEX strategic roadmap implemented in Q1 2019 involved building out the Management Consulting business model, while Phase II beginning in Q2 2020 involved accelerating the GEX MSP partnership model to expand our enterprise corporate client base. In Q1 2023, Mr. Vanamali announced Phase III of GEX Management’s strategic roadmap, which involved building out a proprietary AI-powered technology platform and product base to complement its full spectrum of strategy consulting and enterprise consulting business suite offerings. This initiative represents a significant investment for the company and is designed to enhance its ability to provide value creation services to strategics and private equity clients in several key ways:

Improved Data Analytics: The AI-powered platform will enable GEX Management to leverage advanced data analytics to identify opportunities for value creation in its clients’ businesses. The platform will use machine learning algorithms to analyze large data sets and identify patterns and trends that are not easily detectable through traditional data analysis methods.

Enhanced Operational Efficiency: The platform will also enable GEX Management to automate many of its operational processes, allowing the company to provide faster and more efficient service to its clients. This will include automating data collection and analysis, as well as streamlining project management and communication with clients.

Customized Solutions: The platform will allow GEX Management to provide customized solutions to its clients based on their specific needs and challenges. The platform will be designed to adapt to each client’s unique business environment, providing tailored recommendations that are specifically designed to drive value creation.

Competitive Advantage: The AI-powered platform will provide GEX Management with a significant competitive advantage over other consulting firms. By leveraging advanced data analytics and automation, the company will be able to provide faster and more accurate solutions to its clients, enabling it to differentiate itself in the highly competitive consulting market.

GEX Management’s Phase 3 initiative is considered a hypergrowth strategy because it is designed to leverage technology and innovation to drive rapid expansion and growth for the company. By building a proprietary AI-powered platform, the company is positioning itself to capture a larger share of the consulting market and establish itself as a leader in the industry.

There are several key factors that are expected to contribute to the hypergrowth potential of this initiative:

●	Scalability: The AI-powered platform will enable GEX Management to scale its operations more efficiently and effectively. By automating many of its operational processes and leveraging advanced data analytics, the company will be able to handle a larger volume of clients and projects without significantly increasing its staffing levels.
●	Competitive Advantage: The AI-powered platform will provide GEX Management with a significant competitive advantage over other consulting firms. This will enable the company to attract new clients and expand its business more quickly than its competitors.
●	Market Demand: There is a strong market demand for AI-powered solutions in the consulting industry. By developing a proprietary platform that leverages advanced AI and data analytics, GEX Management is positioning itself to capitalize on this demand and capture a larger share of the market.
●	Value Proposition: The AI-powered platform will enable GEX Management to provide more efficient, customized, and accurate solutions to its clients. This will enhance the company’s value proposition and position it as a leader in the industry, driving further growth and expansion.

The development of an AI-powered technology platform is a key component of GEX Management’s value proposition to strategic and private equity clients. The platform will enable the company to provide more efficient, customized, and accurate solutions to its clients, helping them to achieve their strategic goals and drive value creation. Additionally, the platform will help GEX Management to differentiate itself in the highly competitive consulting market, positioning the company as a leader in the industry and a valuable partner to private equity firms seeking to maximize their returns on investment.

Under Sri Vanamali’s executive leadership, GEX Management was invited in February 2019 to be a Preferred Supplier to Insight Global, one of the world’s largest Managed Service Providers (MSPs) to Fortune 100 Companies in the Enterprise Technology Consulting space. The first consultant that GEX hired through this Preferred Supplier initiative was successfully placed at a large PA based financial services firm to provide Business and Quality Analysis professional services to the client. Subsequently, GEX placed its second enterprise consultant at the world’s leading Fortune 100 CRM Company at its headquarters in San Francisco and subsequently several more highly skilled Enterprise Technology Consultants at leading Fortune 500 retail, healthcare, manufacturing and technology clients across the country.

Subsequently, GEX Management has achieved significant growth by expanding its client base through partnerships with top-tier technology MSPs such as Robert Half, Insight Global, TekFortune, and Aegean. These partnerships have allowed GEX to offer its consulting services to a wide range of clients, including some of the biggest names in various industries.

The end clients for whom GEX consultants provide services include leading companies such as Salesforce, Anthem, Walmart, United Airlines, Disney, Marriott, Paramount, Morgan Stanley, and Carlyle Group, among others. This diverse client base has provided GEX with the opportunity to work with clients across a wide range of industries, allowing the company to gain valuable experience and knowledge that it can leverage to provide high-quality services to its clients. Through its strong relationships with its MSP partners and its focus on providing exceptional service to its clients, GEX has been able to expand its client base and increase its revenue significantly. The company has also been able to leverage its expertise and experience to develop new service offerings and expand into new markets, further driving its growth and success. Moving forward, GEX plans to continue building on its success by expanding its partnerships with leading MSPs and identifying new opportunities to serve its clients’ needs. The company will also continue to invest in its technology platform and product base to ensure it can provide the most innovative and effective solutions to its clients.

As a direct result of the high market demand for experienced technology consultants via its multiple supplier programs, the GEX team has interviewed and has acquired over 30 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for various short to long term projects. Additionally, GEX plans to hire and place a large pool of enterprise consultants over the next 18 - 24 month period to satisfy its growing pipeline of future contracts.

In addition to these planned strategic growth initiatives across both strategy and technology consulting, , management has been focusing on materially improving its balance sheet by significantly reducing or eliminating the debt or debt like instruments related to convertible notes and asset related liens introduced in 2018 while simultaneously exploring opportunities to reduce or eliminate the high interest MCA related toxic debt instruments that resulted in significant interest expenses to the company and a burden to operating capital. Under the balance sheet clean up initiative, GEX Management has focused on reducing its liabilities and improving its financial health. The company has taken several actions to achieve this, including:

●	Debt restructuring: GEX Management has restructured its debt to reduce the amount of outstanding debt and lower the interest rate, resulting in lower interest expense and improved cash flow.
●	Expense reduction: The company has implemented cost-cutting measures to reduce expenses and improve profitability, such as renegotiating contracts and reducing non-essential expenses.
●	Asset divestiture: GEX Management has sold non-core assets to generate cash and reduce debt.
●	Improved collections: The company has improved its collections process to ensure timely payment of receivables and reduce outstanding balances.

As a result of these actions, GEX Management has been able to significantly reduce its liabilities from $7,116,854 in fiscal year 2021 to $1,840,499 in 2022. This has a positive impact on the company’s financial health and reduces the risk of insolvency. It also improves the company’s ability to secure financing at lower interest rates, which can result in lower borrowing costs and improved profitability.

This focus on balance sheet cleanup and to stay significantly “asset-lite” is expected to achieve material results by Q2 2023, at which point GEX would be primed for its next phase of strategic growth initiatives by deploying equity and non-toxic debt instruments towards organic and inorganic opportunities. Finally, management believes that the material elimination of MCA and related debt like instruments will be a critical first step prior to rebuilding a robust revenue pipeline as this will require strong working capital and favorable leverage covenants to sustain operations in the long term as well as reduce liabilities related to attachment to future receivables. While management efforts to settle these instruments are aggressively underway, the inability or failure by the firm to completely address any toxic debt instruments could result in management pursuing a restructuring program or similar initiatives to bring the balance sheet within reasonable covenant parameters to allow the firm to continue operating efficiently in the coming years without exposing future customers to significant business risks associated with these toxic instruments. As part of this long term strategy, management has already begin putting processes in place to protect the company via a robust internal restructuring program and will be announcing the outcome of these intra-company restructuring efforts that will protect the interests of investors and shareholders alike over the long term and also streamline the corporate structure to be synergistic with the management’s long term vision for the company.

Business Operations

GEX Management is a Dallas-based management consulting firm that offers a wide range of business operational services to clients. The company’s capabilities are geared towards helping organizations optimize their processes and improve their overall efficiency. Some of the business operational service streams and capabilities of GEX Management are listed below:

Strategy Consulting Services

Strategy and Business Planning: GEX Management helps organizations develop and implement effective business strategies and plans. This includes market analysis, strategic planning, business model development, and more. The goal is to help businesses identify opportunities for growth and develop strategies that will enable them to achieve their goals.

Process Optimization: GEX Management assists clients in identifying and improving their core business processes. This includes process mapping, process improvement, and process automation. By optimizing processes, businesses can reduce costs, improve quality, and enhance customer satisfaction.

Project Management: GEX Management provides project management services to help businesses plan, execute, and control their projects. This includes project planning, scheduling, budgeting, risk management, and more. The goal is to help businesses deliver projects on time, within budget, and to the satisfaction of stakeholders.

Change Management: GEX Management helps organizations manage change effectively. This includes change planning, stakeholder engagement, communication planning, and more. The goal is to help businesses implement change smoothly and minimize disruption to their operations.

Performance Improvement: GEX Management assists clients in improving their overall performance. This includes performance analysis, benchmarking, and performance improvement planning. The goal is to help businesses identify areas for improvement and implement solutions that will enable them to achieve their performance objectives.

Organizational Design and Development: GEX Management helps businesses optimize their organizational design and development. This includes organizational structure design, job analysis, role design, and more. The goal is to help businesses create an organizational structure that supports their strategic objectives and enables them to achieve their goals.

Overall, GEX Management’s strategy consulting and business operational service streams and capabilities are focused on helping businesses optimize their processes, improve their performance, and achieve their strategic objectives. By leveraging GEX Management’s expertise, businesses can enhance their competitiveness, increase their profitability, and achieve sustainable growth.

Enterprise Technology Consulting Services

In addition to strategy consulting, GEX Management also provides technology consulting services to several Fortune 100 clients. The company’s technology consulting streams and capabilities are geared towards helping organizations leverage technology to improve their processes, enhance their customer experience, and drive growth.

Some of the technology consulting streams and capabilities of GEX Management are listed below:

Digital Transformation: GEX Management helps organizations transform their operations using digital technologies. This includes digital strategy development, digital capability assessment, and digital roadmap creation. The goal is to help businesses leverage digital technologies to improve their customer experience, streamline their processes, and increase their efficiency.

Cloud Computing: GEX Management provides cloud computing services to help businesses leverage cloud-based technologies. This includes cloud strategy development, cloud infrastructure design, cloud migration planning, and more. The goal is to help businesses reduce their infrastructure costs, increase their flexibility, and improve their scalability.

Data Analytics: GEX Management assists clients in leveraging data analytics to gain insights into their business operations. This includes data analytics strategy development, data visualization, and data modeling. The goal is to help businesses make better decisions based on data-driven insights.

Cybersecurity: GEX Management provides cybersecurity services to help businesses protect their information assets. This includes cybersecurity risk assessments, cybersecurity strategy development, and cybersecurity implementation. The goal is to help businesses mitigate cybersecurity risks and ensure the confidentiality, integrity, and availability of their information assets.

Digital Marketing: GEX Management helps organizations improve their digital marketing capabilities. This includes digital marketing strategy development, social media management, email marketing, and more. The goal is to help businesses improve their customer engagement and increase their online visibility.

Overall, GEX Management’s technology consulting streams and capabilities are focused on helping businesses leverage technology to improve their processes, enhance their customer experience, and drive growth. By leveraging GEX Management’s expertise, businesses can enhance their competitiveness, increase their profitability, and achieve sustainable growth in the digital age.

Business Strategy

Our business strategy is focused on several key elements that we believe are critical to our success:

●	Focus on High-Value Services: We focus on providing high-value consulting services that help our clients achieve their strategic objectives. By focusing on these high-value services, we are able to differentiate ourselves from our competitors and provide our clients with unique insights and expertise.
●	Leverage Technology: We are constantly exploring new technologies and tools that can help us provide better and more efficient consulting services to our clients. This includes developing our own proprietary AI-powered platform that can be used to enhance our existing consulting offerings and provide clients with additional insights and value.
●	Partner with Private Equity Firms: We have developed a strong reputation as a trusted partner to private equity firms seeking to enhance the performance of their portfolio companies. By partnering with these firms, we are able to leverage their deep industry expertise and resources to provide our clients with additional value and insights.

●	Expand our Geographic Reach: We are constantly exploring opportunities to expand our geographic reach and enter new markets. This includes opening new offices in strategic locations and developing partnerships with local firms to provide our clients with on-the-ground expertise and insights.
●	Attract and Retain Top Talent: Our success depends on our ability to attract and retain top talent. We have developed a strong culture that emphasizes collaboration, innovation, and continuous learning, and we offer competitive compensation packages and career advancement opportunities to our employees.

We believe that our business strategy is well-positioned to help us achieve our long-term growth objectives. By focusing on high-value consulting services, leveraging technology, partnering with private equity firms, expanding our geographic reach, and attracting and retaining top talent, we are confident that we can continue to deliver strong results for our clients and shareholders.

Marketing and Sales

GEX Management adopts a multi-faceted marketing and sales approach to drive revenue growth and build brand awareness. The company uses various channels to reach potential clients, including digital marketing, social media, industry events, referrals, and targeted advertising.

Digital Marketing: GEX Management leverages various digital marketing channels, including search engine optimization (SEO), email marketing, and pay-per-click (PPC) advertising, to drive traffic to its website and generate leads. The company also uses data analytics to measure the effectiveness of its marketing efforts and optimize its strategy accordingly.

Social Media: GEX Management maintains a strong social media presence on platforms such as LinkedIn, Twitter, and Facebook to engage with potential clients and share thought leadership content. The company also runs targeted social media advertising campaigns to reach specific audiences.

Industry Events: GEX Management participates in industry events and conferences to connect with potential clients and showcase its expertise. The company also hosts its own events, such as webinars and thought leadership sessions, to educate clients and generate leads.

Referrals: GEX Management relies on referrals from satisfied clients and industry contacts to generate new business. The company has developed strong relationships with its clients by delivering high-quality services, which in turn has led to repeat business and referrals.

Targeted Advertising: GEX Management uses targeted advertising to reach specific audiences, such as private equity firms, venture capitalists, and business owners. The company also uses account-based marketing (ABM) to focus its marketing efforts on specific target accounts and decision-makers within those organizations.

Sales Approach: GEX Management’s sales approach is focused on building long-term relationships with clients by delivering value and exceeding expectations. The company employs a consultative sales approach, taking the time to understand clients’ unique needs and challenges before proposing solutions. GEX Management’s sales team consists of experienced professionals with deep industry knowledge and expertise.

GEX Management’s marketing and sales approach is designed to build brand awareness, generate leads, and build long-term relationships with clients. The company’s multi-faceted approach ensures that it reaches potential clients through various channels, while its consultative sales approach focuses on delivering value and building trust with clients.

Industry and Competitors

GEX Management operates in the management consulting industry, which is highly competitive and characterized by a large number of established players as well as emerging niche firms. The industry is driven by demand for specialized consulting services that help organizations improve performance, manage risks, and optimize operations. The primary customers of management consulting firms are businesses, government agencies, and non-profit organizations.

The industry is highly fragmented, with many small firms offering specialized services to specific sectors or niches. However, larger consulting firms such as McKinsey & Company, Bain & Company, and Boston Consulting Group dominate the market with their strong brand recognition, global presence, and broad range of services.

GEX Management competes with a variety of consulting firms, ranging from large global consulting firms to small niche firms. The Company’s competitive advantage lies in its ability to offer a full spectrum of services across multiple industries, as well as its flexible and adaptable approach to meeting client needs.

To remain competitive, GEX Management must continue to focus on developing and enhancing its expertise, technology capabilities, and client relationships. The Company will need to remain agile in response to evolving industry trends and new competition, and continue to build a strong brand and reputation in the market.

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

Number of Employees

As of December 31, 2022 we had 35 full time employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

As of December 31, 2022, GEX’s corporate offices were located at 3662 W. Camp Wisdom Road, Dallas, Texas 75237.

Other Property

As of December 31, 2022, GEX does not have interest in material assets involving real estate and fixed equipment.

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

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2022
High	$0.006	$0.0105	$0.033	$0.0007
Low	$0.005	$0.0095	$0.0021	$0.0005

Fiscal Year 2021
High	$0.012	$0.006	$0.08	$0.055
Low	$0.008	$0.005	$0.06	$0.043

Fiscal Year 2020
High	$1.0	$1.0	$1.0	$0.0620
Low	$0.3	$0.5	$0.0260	$0.0203

Fiscal Year 2019
High	$0.002	$0.0002	$0.0001	$0.0001
Low	$0.0016	$0.0001	$0.0001	$0.0001

Fiscal Year 2018
High	$3.48	$1.86	$1.15	$0.212
Low	$3.408	$1.50	$1.15	$0.212

Fiscal Year 2017
High	$—	$8.60	$10.50	$8.25
Low	$—	$1.40	$6.02	$3.41

Shareholders

As of December 31, 2022, there were approximately 86 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

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

Revenue Recognition

Management Consulting Services

GEX Management recognizes revenue for its management consulting services in accordance with ASC 606 - Revenue from Contracts with Customers.

Revenue is recognized when control of the services is transferred to the client and the consideration for the services is expected to be collected. Control is transferred when the client is able to direct the use of and obtain substantially all of the benefits from the services provided.

The revenue recognized is based on the transaction price, which is the amount of consideration that GEX expects to be entitled to in exchange for providing the services. The transaction price is determined based on the estimated costs to complete the project, as well as the estimated profit margin on the project.

GEX Management typically enters into contracts with clients that specify the scope of services to be provided, the time period for which the services will be provided, and the fees for the services. Revenue is recognized over the period during which the services are provided, generally on a straight-line basis over the term of the contract.

If there are any changes to the scope of the services or the fees for the services, GEX Management will assess whether these changes constitute a modification of the original contract. If a modification is deemed to exist, GEX will reassess the transaction price and adjust the revenue recognized accordingly.

GEX Management also considers any variable consideration, such as performance bonuses or penalties, when recognizing revenue. If the amount of variable consideration cannot be estimated reliably, it will be excluded from the transaction price until it can be reliably estimated.

In summary, GEX Management recognizes revenue for its management consulting services in accordance with ASC 606, based on the transfer of control of services to the client and the expected consideration to be collected. Revenue is recognized over the period during which the services are provided and is adjusted for any changes in scope or fees.

All employees are completely vetted by the company to ensure their employment terms are in adherence to all applicable state. federal and immigration laws. Additionally, GEX Management carries professional liability and fidelity/crime insurance to protect against risks involving working at third party client locations that require the workers to handle sensitive client data and equipment.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

During fiscal year 2022, GEX Management, Inc. achieved significant revenue growth, with total revenue increasing from $1,301,949 in fiscal year 2021 to $2,270,535 in 2022, representing a year-over-year growth rate of approximately 74%. This growth was driven by several factors, including an expanding client base, increased project volume, and the successful execution of strategic initiatives.

Expanding Client Base

One of the key drivers of GEX Management’s revenue growth was an expanding client base. The company was successful in attracting new clients across a range of industries, including technology, healthcare, and financial services. This was due in part to the company’s strong reputation for delivering high-quality consulting services, as well as its ability to provide customized solutions tailored to each client’s unique needs.

Increased Project Volume

GEX Management also experienced increased project volume during the fiscal year, which contributed to the company’s overall revenue growth. This was due in part to the company’s ability to efficiently manage projects and deliver high-quality results to its clients. The company was successful in leveraging its expertise across a range of consulting services, including business transformation, technology consulting, and operational improvement, to deliver value to its clients and generate new business opportunities.

Successful Execution of Strategic Initiatives

Finally, GEX Management’s revenue growth was driven by the successful execution of strategic initiatives. This included the development and launch of a proprietary AI-powered technology platform, which enhanced the company’s ability to deliver customized solutions to its clients and differentiate itself from competitors. Additionally, the company continued to invest in talent development and training programs, which enabled it to attract and retain high-quality consulting professionals.

Looking forward, GEX Management remains committed to driving growth and delivering value to its clients. The company is well-positioned to continue expanding its client base and increasing project volume, leveraging its expertise across a range of consulting services. Additionally, the company is focused on continuing to invest in its technology platform and talent development programs to ensure it remains at the forefront of the consulting industry and can continue delivering innovative solutions to its clients.

Overall, GEX Management’s fiscal year 2022 was marked by significant revenue growth, driven by expanding client base, increased project volume, and successful execution of strategic initiatives. The company remains committed to driving growth and delivering value to its clients, and is well-positioned to continue expanding its business and establishing itself as a leader in the consulting industry.

Cost of Services and Gross Profit

During fiscal year 2022, GEX Management, Inc. experienced a significant increase in its cost of revenue, which rose from $494,865 in fiscal year 2021 to $1,132,416 in 2022. This increase in cost of revenue impacted the company’s gross margin, which decreased from 62% in fiscal year 2021 to 50.2% in fiscal year 2022. The increase in cost of revenue was primarily driven by several factors, including higher personnel costs, increased project volume, and investments in technology and infrastructure.

Higher Personnel Costs

One of the primary drivers of the increase in cost of revenue was higher personnel costs. GEX Management continued to invest in its talent development programs and initiatives aimed at attracting and retaining high-quality consulting professionals. As a result, the company incurred higher salaries and benefits expenses, as well as increased costs related to recruiting and training new employees.

Increased Project Volume

GEX Management also experienced increased project volume during the fiscal year, which contributed to the increase in cost of revenue. This was due in part to the company’s ability to efficiently manage projects and deliver high-quality results to its clients. However, as project volume increased, the company also incurred higher expenses related to project management and delivery, including travel, supplies, and other project-related costs.

Investments in Technology and Infrastructure

Finally, GEX Management also invested heavily in technology and infrastructure during the fiscal year, which contributed to the increase in cost of revenue. The company has been developing a proprietary AI-powered technology platform, which required significant investment in research and development, as well as ongoing maintenance and support costs. Additionally, the company invested in upgrading its infrastructure and systems to support its growing business operations and expanding client base.

Looking forward, GEX Management remains committed to investing in its people, processes, and technology to drive growth and deliver value to its clients. While the increase in cost of revenue impacted the company’s gross margin during the fiscal year, the company believes that these investments are necessary to support its continued growth and success in the consulting industry.

Overall, GEX Management’s fiscal year 2022 was marked by a significant increase in cost of revenue, driven by higher personnel costs, increased project volume, and investments in technology and infrastructure. While these factors impacted the company’s gross margin, GEX Management remains committed to investing in its business to drive growth and deliver value to its clients.

Operating Expense

During fiscal year 2022, GEX Management, Inc. experienced a significant decrease in its general and administrative (G&A) expenses, which declined from $6,067,833 in fiscal year 2021 to $1,467,457 in 2022. This decrease in operating expenses was primarily driven by several factors, including improved cost management, streamlining of business processes, and reduced marketing and advertising expenses.

Improved Cost Management

One of the primary drivers of the decrease in G&A expenses was improved cost management. GEX Management focused on optimizing its operational processes, identifying areas of inefficiency, and implementing cost-saving measures. This led to a reduction in expenses related to rent, utilities, office supplies, and other general business expenses.

Streamlining of Business Processes

Another factor contributing to the decrease in G&A expenses was the streamlining of business processes. GEX Management implemented new software tools and systems to automate and streamline administrative tasks, reducing the need for manual labor and streamlining operations. This led to a reduction in expenses related to personnel costs and administrative overhead.

Reduced Marketing and Advertising Expenses

Finally, GEX Management also reduced its marketing and advertising expenses during the fiscal year, which contributed to the decrease in G&A expenses. The company focused on leveraging its existing network and client base to generate new business, reducing the need for expensive marketing campaigns and other promotional activities.

Looking forward, GEX Management remains committed to optimizing its cost structure and improving operational efficiency to drive profitability and growth. The company will continue to invest in technology and systems to automate and streamline administrative tasks, reducing the need for manual labor and lowering administrative overhead. Additionally, the company will continue to focus on leveraging its existing client base and network to generate new business, reducing the need for expensive marketing campaigns and other promotional activities.

Overall, GEX Management’s fiscal year 2022 was marked by a significant decrease in G&A expenses, driven by improved cost management, streamlining of business processes, and reduced marketing and advertising expenses. The company remains committed to optimizing its cost structure and improving operational efficiency to drive profitability and growth, while continuing to focus on delivering high-quality consulting services to its clients.

Net Loss

During fiscal year 2022, GEX Management, Inc. experienced a significant decrease in its net loss, which declined from $6,208,977 in fiscal year 2021 to $1,125,342 in 2022. This decrease in net loss was primarily driven by several factors, including increased revenue, improved cost management, and a reduction in operating expenses.

Increased Revenue

One of the primary drivers of the decrease in net loss was an increase in revenue. GEX Management was able to significantly expand its revenue from $1,301,949 in fiscal year 2021 to $2,270,535 in 2022, driven by increased demand for its consulting services and expansion into new markets. This increase in revenue helped to offset the company’s operating expenses, leading to a reduction in net loss.

Improved Cost Management

Another factor contributing to the decrease in net loss was improved cost management. GEX Management focused on optimizing its operational processes, identifying areas of inefficiency, and implementing cost-saving measures. This led to a reduction in expenses related to rent, utilities, office supplies, and other general business expenses. Additionally, the company implemented new software tools and systems to automate and streamline administrative tasks, reducing the need for manual labor and streamlining operations.

Reduction in Operating Expenses

Finally, GEX Management also saw a significant reduction in its operating expenses during the fiscal year, which contributed to the decrease in net loss. The company was able to reduce its general and administrative (G&A) expenses considerably in 2022, primarily due to improved cost management and streamlining of business processes.

Looking forward, GEX Management remains committed to driving revenue growth, improving cost management, and reducing operating expenses to drive profitability and growth. The company will continue to focus on delivering high-quality consulting services to its clients, while optimizing its cost structure and improving operational efficiency to drive profitability and growth.

Overall, GEX Management’s fiscal year 2022 was marked by a significant decrease in net loss, driven by increased revenue, improved cost management, and a reduction in operating expenses. The company remains committed to driving profitability and growth by delivering high-quality consulting services to its clients, while optimizing its cost structure and improving operational efficiency.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through December 31, 2023. Management had in the past taken short term working capital loans against future receivables in order to timely fund the growth of the company. Management has eliminated this past practice and currently relies on other traditional and non-traditional debt instruments primarily in the form of convertible notes as well as is exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2022	2021
Net cash used in operating activities	$(6,615,976)	$(4,501,364)
Net cash used in investing activities	-	-
Net cash provided by financing activities	6,348,521	1,550,357
Net increase(decrease) in cash and cash equivalents	$(267,455)	$341,197

Net cash in operating activities was a use of $6,615,976 for the twelve months ended December 31, 2022 as compared to $4,501,364 cash in operating activities for the twelve months ended December 31, 2021. The increase in cash used in operating activities was in part due to the Company focusing on significantly expanding the business development effort, streamlined operating costs, marketed high margin customer contracts, deployed business acquisition capital and rationalizing expenses to support long term growth.

Net cash provided by financing activities of $6,348,521 for the twelve months ended December 31, 2022 was primarily from debt /debt like instruments in the balance sheet.

Net cash used in investing activities for the twelve months ended December 31, 2022 was $0.

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

On January 15, 2023, the Board of Directors of GEX Management, Inc (the “Company”) approved the re-engagement of Hudgens CPA (“Hudgens”) as the Company’s independent registered public accounting firm for the year ending December 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the year ended December 31, 2022 and December 31, 2021, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hudgens, would have caused Hudgens to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Hudgens on the Company’s consolidated financial statements for the year ended December 31, 2022 and December 31 2021, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has provided Hudgens with a copy of the disclosures it is making in this Current Report on Form 10-K prior to its filing with the Securities and Exchange Commission (“SEC”)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, the management of GEX Management Inc, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information about the company is made known to them by others within our organization, particularly during the period in which this report was being prepared.

However, any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, any evaluation of the effectiveness of controls and procedures is subject to various risks and uncertainties, including the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time. As a result, management’s evaluation of controls and procedures is subject to the risk that controls or procedures may not be effective in detecting or preventing misstatements in financial or other information.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Executive Officer in connection with the preparation of our financial statements as of December 31, 2022 and communicated the matters to our management and board of directors.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2022.

Name	Age	Position	Held Since
Sri Vanamali	41	President, CEO & CFO	October 2022
3662 W. Camp Wisdom Road
Dallas, Texas 75237

Joseph Frontiere	33	Director	July 2021
Dallas, Texas 75237

Shaheed Bailey	36	Director	October 2018
3662 W. Camp Wisdom Road
Dallas, TX 75237

Srikumar Vanamali, age 41, is an experienced post-MBA executive with close to 20 years of top-tier, diverse experience in strategy and technology consulting, compliance consulting investment banking and professional business services. Mr. Vanamali has been leading the Company’s Corporate Strategy functions since June 2018. Prior to that, from January 2017 through May 2018, he worked as a private equity principal and an investment banker at NMS Capital, a L.A.-based firm focusing on capital markets and M&A. Before joining NMS Capital, he was a Management Consultant for Sharp Decisions Inc, a business services company through which he provided consulting services to Toyota Financial Services from November 2014 through December 2016. Prior to this, he was a Consultant and Technology Lead at Infosys, a global consulting firm, from November 2003 through June 2012. Mr. Vanamali earned a Bachelor’s in Engineering, Computer Science from the University of Madras, in Chennai, Tamil Nadu, India, in 2003, and an MBA from UCLA Anderson School of Management, in Los Angeles, California, in 2014. In October 2022, Mr. Vanamali became the Chief Executive Officer of GEX Management, Inc. Prior to that, he served in the role of President of GEX Management from July 2021 till October 2022. Prior to that, he served as the Chief Executive Officer and Executive Director for GEX Management, Inc., from October 2018 till July 2021.

Joseph Frontiere, age 33, had been serving as Director of the Company since July 2021. Prior to that, from July 2021 to October 2022, he served as CEO of GEX Management. Prior to that, from June 2010 through September 2012, he served as a CEO of Lorde Global, a company that provided strategic consulting services.

Shaheed Bailey, age 35, had been serving as Managing Partner of Greenpoint Capital Partners., a private equity firm that helps middle market companies raise equity/debt capital and locate strategic and value strategic acquisitions, and provides consulting for cost cutting, tax savings and growth strategies since October 2012. Prior to that, from June 2010 through September 2012, he served as a Sales Consultant/Partner for Sales Consultants of Morris County, a company that provided strategic consulting services. Before joining Sales Consultants of Morris County, he was a Private Banker with Wells Fargo Bank from July 2008 through April 2010. In October 2018, Mr. Bailey became the Interim Chief Investment Officer and Director for GEX Management, Inc., and currently serves as a Director.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2022 in all capacities for the accounts of our executives, including the Chief Executive Officer (“CEO”):

The following officers received the following compensation for the years ended December 31, 2022. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation

Sri Vanamali,	2022	$200,000	None	None	None	None	None	None
President, CEO	2021	$200,000	None	None	None	None	None	None

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

Name of Stockholder	Number of Shares of Common Stock	Number of Super Voting Preferred Stock	Number of Votes Held by Common Stockholders	Percentage of Voting Equity (1)(3)
Sri Vanamali	0	800,000	0	51.0%
Total	0	800,000	0	51.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company does not have any related party transactions at this time.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by our auditors, for the audit of our annual financial statements and review of the financial statements included in our Form S-1, Form 10-K and Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2022 was $15,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2023.

GEX Management, Inc.

By:	/s/ Sri Vanamali
Sri Vanamali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Sri Vanamali	Chief Executive Officer and Chairman of the Board	April 17, 2023
Sri Vanamali

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

GEX Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GEX Management, Inc. (the Company) as of December 31, 2022 and 2021, and the related statement of operations, shareholders’ deficit, and cash flows for each of the two years ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 15, 2023

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$80,383	$347,838
Accounts receivable, net	345,639	156,465
Other current assets and prepaids	36,793	11,687
Total Current Assets	$462,814	$515,990
Total Assets	$462,814	$515,990
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$253,286	$44,288
Related party payables	660,919	172,567
Accrued expenses	233,688	1,966,361
Accrued interest payable	-	99,445
Convertible notes payable, net	208,930	980,290
Settlement Payable	-	195,250
Line of credit – related party	483,677	483,677
Notes Payable	-	3,174,977
Total Current Liabilities	1,840,499	7,116,854
Total Liabilities	1,840,499	7,116,854
Shareholders’ Deficit
Common stock, $0.001 par value; 100,000,000,000 shares authorized, at December 31, 2022 and December 31, 2021 there were 592,462,070 and 172,478,025 issued and outstanding, respectively	592,916	175,627
Additional Paid-In-Capital	12,169,839	6,238,606
Accumulated Deficit	(14,140,439)	(13,015,097)
Total Shareholders’ Deficit	(1,377,685)	(6,600,864)
Total Liabilities and Shareholders’ Deficit	$462,814	$515,990

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2022 and 2021

	2022	2021
Revenues	$2,270,535	$1,301,949
Cost of Revenues	1,132,416	494,865
Gross Profit	1,138,119	807,084
Operating Expenses:
General and administrative	1,467,457	6,067,833
Total Operating Expenses	1,467,457	6,067,833
Total Operating Loss	(329,337)	(5,260,749)
Other Income (Expense)
Gain (loss) on Extinguishment of Debt	-	(600,000)
Interest Expense	(15,120)	(162,233)
Credit charges and debt adjustments	(671,408)	(142,947)
Other Income (Expense)	(109,477)	(43,048)
Net Other Income (Expense)	(796,005)	(948,228)
Net Loss	$(1,125,342)	$(6,208,977)
Income per common share:
Net loss per common share – basic and diluted	$(0.002)	$(0.04)

Weighted Average Shares:
Basic and diluted	592,462,070	175,173,661

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

Years Ended December 31, 2022 and 2021

	Common		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	590,351	$1,044	$5,207,922	$(6,581,174)	$(1,372,208)
Shares issued for services	131,717	132	24,783	-	24,915
Shares issued of for debt conversions	2,440,976	2,441	52,745	94,082	149,268
Net loss	-	-	-	(319,028)	(319,028)
Balance at December 31, 2020	3,163,044	$3,616	$5,285,449	$(6,806,120)	$(1,517,054)

Shares issued for warrants	17,964,215	17,964	89,424	-	107,388
Issuance of Common Shares for Debt Conversions	154,046,402	154,046	863,732	-	1,017,779
Net Loss				(6,208,977)	(6,208,977)
Balance at December 31, 2021	175,173,661	$175,627	$6,238,606	$(13,015,097)	$(6,600,864)

Shares issued for warrants	29,489,272	29,489	73,723	-	103,212
Issuance of Common Shares for Debt Conversions	387,799,137	387,799	5,857,510	-	6,245,309
Net Loss				(1,125,342)	(1,125,342)
Balance at December 31, 2022	592,462,070	$592,915	$12,169,839	$(14,140,439)	$1,377,685)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2022 and 2021

	2022	2021
Operating Activities:

Net Loss	$(1,125,342)	(6,208,977)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	-	213,600
Gain/loss on Extinguishment of Debt	-	600,000
Amortization of debt discount	-	539,433
Change in Assets and Liabilities:
Accounts Receivable	(189,174)	40,842
Other Current Assets	(25,106)	101,607
Other Assets	(4,141,587)	3,292,204
Related Party Payable	488,352	-
Accounts Payable	208,999	19,373
Accrued Expenses	(1,732,673)	118,488
Accrued Interest Payable	(99,445)	74,270
Net Cash Used by Operating Activities	$(6,615,976)	(1,209,160)
Financing Activities:
Proceeds from convertible notes payable	6,348,521	1,550,357

Net Cash Provided by Financing Activities	$6,348,521	$1,550,357
Net increase in cash and cash equivalents	$(267,455)	$341,197
Cash and cash equivalents
Cash and cash equivalents at beginning of year	347,838	6,641
Cash and cash equivalents at end of year	$80,383	$347,838
Supplemental Disclosures:

Non-Cash Investing and Financing Activities:
Common Shares Issued for Debt Conversions	$387,799,137	$154,046,402
Beneficial conversion feature	$-	1,334,143

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Notes to the Consolidated Financial Statements

December 31, 2022

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company had no cash equivalents as of December 31, 2022, and 2021, respectively.

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. Write-offs are recorded at the time when a customer receivable is deemed uncollectible.

Impairment of Long-Lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, and its equity method investments when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company evaluated the long-lived assets as of December 31, 2022 and determined that the long lived assets should be fully impaired as they no longer held future value. As a result, the Company recorded an impairment expense in the amount

Revenue Recognition

GEX enters into contracts with its clients for management consulting services. GEX’s contract stipulates the rate and price charged to each client. GEX’s contracts for these services are generally cancellable at any time by either party with 30-days’ written notice. GEX fulfills its performance obligations each month, and the contracts generally have a term of one year with an automatic renewal after 12 months.

Management Consulting Services

GEX Management recognizes revenue for its management consulting services in accordance with ASC 606 - Revenue from Contracts with Customers.

Revenue is recognized when control of the services is transferred to the client and the consideration for the services is expected to be collected. Control is transferred when the client is able to direct the use of and obtain substantially all of the benefits from the services provided.

The revenue recognized is based on the transaction price, which is the amount of consideration that GEX expects to be entitled to in exchange for providing the services. The transaction price is determined based on the estimated costs to complete the project, as well as the estimated profit margin on the project.

GEX Management typically enters into contracts with clients that specify the scope of services to be provided, the time period for which the services will be provided, and the fees for the services. Revenue is recognized over the period during which the services are provided, generally on a straight-line basis over the term of the contract.

If there are any changes to the scope of the services or the fees for the services, GEX Management will assess whether these changes constitute a modification of the original contract. If a modification is deemed to exist, GEX will reassess the transaction price and adjust the revenue recognized accordingly.

GEX Management also considers any variable consideration, such as performance bonuses or penalties, when recognizing revenue. If the amount of variable consideration cannot be estimated reliably, it will be excluded from the transaction price until it can be reliably estimated.

In summary, GEX Management recognizes revenue for its management consulting services in accordance with ASC 606, based on the transfer of control of services to the client and the expected consideration to be collected. Revenue is recognized over the period during which the services are provided and is adjusted for any changes in scope or fees.

All employees are completely vetted by the company to ensure their employment terms are in adherence to all applicable state. federal and immigration laws. Additionally, GEX Management carries professional liability and fidelity/crime insurance to protect against risks involving working at third party client locations that require the workers to handle sensitive client data and equipment.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on the financial position as of December 31, 2022, statements of operations or cash flows for the periods ended December 31 2022.

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

During year ended December 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

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

In November 2022, the Company issued a total of 75,133,436 shares of common stock related to convertible notes.

In December 2022, the Company issued a total of 27,479,758 shares of common stock related to convertible notes.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413 at an interest rate of 6%. This line of credit has a balance of $483,677 at December 31, 2021 and December 31, 2020, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020. On September 1, 2021, the line of credit was extended to September 1, 2023.

The Company owed a director of the Company $660,919 and $172,567 for reimbursable expenses as of December 31, 2022 and December 31, 2021, respectively.

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

