Form 10-Q
period 2023-03-31
GEX MANAGEMENT, INC.
filed 2023-05-23
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023 there were 784,620,041 shares of the registrant’s common stock outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC (“Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and Cash Equivalents	$82,899	$80,383
Accounts Receivable, net	360,959	345,639
Other Current Assets	39,293	36,793
Total Current Assets	483,151	462,814

TOTAL ASSETS	$483,151	$462,814

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$944,826	$253,286
Related party payables	-	660,919
Accrued expenses	233,688	233,688
Debt/Debt like Instruments- Short term	692,607	692,607
Total Current Liabilities	1,871,120	1,840,499

TOTAL LIABILITIES	1,871,120	1,840,499

SHAREHOLDERS’ DEFICIT
Common Stock issued and Outstanding as March 31, 2023 and December 31, 2022, respectively	592,916	592,916
Additional Paid In Capital	12,169,839	12,169,839
Retained Deficit	(14,150,724)	(14,140,439)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,387,969)	(1,377,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	483,151	462,814

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Revenues	$527,615	$518,861

Cost of Revenues	368,080	188,295
Gross Profit (Loss)	159,535	330,566

Depreciation and Amortization	-	-
General and Administrative	153,854	471,375
Total Operating Expenses	153,854	471,375

Total Operating Income (Loss)	5,681	(140,809)

Other Income (Expense)	(15,966)	(103,212)
Interest Income( Expenses)	-	(11,888)
Net Other Income (Expense)	(15,966)	(115,101)

NET INCOME (LOSS)	(10,285)	(255,910)

BASIC and DILUTED
Weighted Average Shares Outstanding	27,479,758	49,161,717
Earnings (loss) per Share	$(0.00)	$(0.00)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	Mar 31, 2022
Cash Flows (used by) Operating Activities:
Net Loss	$(10,285)	(255,910)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable	(15,320)	(64,995)
Other current assets	(2,500)	-
Other liabilities	590,132	319,511
Accounts Payable	691,540	(4,166)
Accrued expenses and other payables	(660,919)	-

Net cash (used in) operating activities	592,649	(5,561)

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/APIC		764,218
Proceeds from short term notes payable (net)	(648,367)	(648,367)
Net cash provided by financing activities	(648,367)	115,851
NET INCREASE (DECREASE) IN CASH	(55,718)	110,290
CASH AT BEGINNING OF PERIOD	138,618	28,327
CASH AT END OF PERIOD	82,899	138,618

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

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

The consolidated financial statements for the twelve months ended December 31, 2022 and three months ended March 31, 2023 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of 1,871,120 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 3. STOCKHOLDERS’ EQUITY

During the 3 months ended March 31, 2023, the Company issued 102613,194 shares of common stock for conversions of notes payable. The notes were converted within the terms of the original note agreements and therefore, no gain or loss was recognized on the conversions.

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

NOTE 7. SUBSEQUENT EVENTS

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations

The three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenue

Our revenue for the three months ended March 31, 2023 was $527,615 compared to $518,861 for the three months ended March 31, 2022. This increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities under the guidance of the CEO, Sri Vanamali.

Operating Expense

Total operating expenses for the three months ended March 31, 2023 was $153,854 compared to the operating cost for the three months ended March 31, 2022 of $471,375. The lower expenses for this period are due to operational efficiencies and less administrative costs during the current period.

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

GEX MANAGEMENT, INC.

Dated: May 23, 2023	By:	/s/ Sri Vanamali
	Name:	Sri Vanamali
	Title:	Chief Executive Officer

