Form 10-Q/A
period 2023-03-31
GEX MANAGEMENT, INC.
filed 2023-08-21
CIK 1681556

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 23, 2023, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of stockholders' equity (deficit), (iv) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q

GEX MANAGEMENT, INC.

FORM 10-Q

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

GEX MANAGEMENT, INC.

Dated: August 21, 2023	By:	/s/ Sri Vanamali
	Name:	Sri Vanamali
	Title:	Chief Executive Officer

