Form 10-Q
period 2023-06-30
GEX MANAGEMENT, INC.
filed 2023-08-21
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023 there were 1,717,622,396 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, which we filed with the SEC on April 17, 2023 (“Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and Cash Equivalents	$23,772	$125,383
Accounts Receivable, net	372,616	345,639
Other Current Assets	38,157	42,336
Total Current Assets	434,545	513,357
Other assets	-	(1,796)
TOTAL ASSETS	$434,545	$511,561

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$243,145	$243,286
Related Party Payables	757,528	660,919
Accrued Expenses	233,588	228,981
Accrued Interest Payable	-	99,445
Convertible notes payable, net	208,930	146,037
Settlement payable	-	-
Line of credit – related party	483,677	483,677
Other Notes payable	-	-
Total Current Liabilities	1,926,867	1,862,344

TOTAL LIABILITIES	1,926,867	1,862,344

SHAREHOLDERS’ DEFICIT
Common Stock	592,916	592,916
Additional Paid In Capital	12,169,839	12,025,735
Retained Earnings	(14,255,076)	(13,969,433)
TOTAL SHAREHOLDERS’ DEFICIT	(1,492,322)	(1,350,783)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	434,545	511,561

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$527,176	$476,057	$1,080,823	$994,918

Cost of Revenues	318,749	184,766	690,569	373,061
Gross Profit	208,427	291,291	390,254	621,857

Operating Expenses
Depreciation and amortization	-	-	-	-
General and administrative	169,957	390,771	342,403	662,147
Total Operating Expenses	169,957	390,771	342,403	662,147

Operating Income (Loss)	(38,470)	(99,480)	47,851	(40,290)

Other Expenses
Other expense	(69,063)	-	(161,238)	-
Loss on settlement		(61,996)	-	(61,996)
Interest expense		(387,951)		(929,956)
Total Other Expenses	(69,063)	(6,595)	(161,238)	(991,952)

Net Loss	(30,593)	(182,488)	(113,387)	(1,032,242)

BASIC and DILUTED
Weighted Average Shares Outstanding	413,221,606	97,394,940	413,221,606	97,394,940
Loss per Share	(0.00)	(0.00)	$(0.00)	$(0.04)

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows (used by) Operating Activities:
Net Loss	$(113,387)	(1,032,242)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	-	-
Amortization of debt discount	-	853,590
Loss on settlement	-	61,996
Changes in assets and liabilities:
Accounts receivable	(26,978)	1,204
Other current assets	(1,364)	(6,005)
Other Assets	48,205	-
Accounts Payable	(10,141)	201,120
Accrued expenses and other payables	(100)	(173,642)
Accrued interest payable	-	53,257
Net cash (used in) operating activities	(103,765)	(40,722)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Payments/Proceeds from equity /notes payable (net)	30,621	115,581
Net cash provided by financing activities	30,621	115,851
NET INCREASE (DECREASE) IN CASH	(73,144)	(40,722)
CASH AT BEGINNING OF PERIOD	96,916	137,638
CASH AT END OF PERIOD	23,772	96,916

See accompanying notes to the unaudited consolidated financial statements.

GEX Management, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

The consolidated financial statements for the twelve months ended December 31, 2022 and six months ended June 30, 2023 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of 1,926,867 and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 3. STOCKHOLDERS’ EQUITY

In January 2023, the Company issued a total of 29,280,923 shares of common stock related to a convertible note conversions.

In February 2023, the Company issued a total of 30,576,923 shares of common stock related to a convertible note conversions.

In March 2023, the Company issued a total of 31,730,769 shares of common stock related to a convertible note conversions.

In April 2023, the Company issued a total of 33,473,076 shares of common stock related to convertible notes.

In May 2023, the Company issued a total of 109,471,307 shares of common stock related to convertible notes.

In June 2023, the Company issued a total of 411,866,153 shares of common stock related to convertible notes.

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

Results of Operations

The six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue

Our revenue for the six months ended June 30, 2023 was $1,080,823 compared to $994,918 for the six months ended June 30, 2022. This increase in year over year sales is attributable to a significant expansion in client footprints, aggressive business development efforts and a focus on higher end management and technology consulting business expansion and growth opportunities under the guidance of the CEO, Sri Vanamali.

Operating Expense

Total operating expenses for the six months ended June 30, 2023 was $662,147 compared to the operating cost for the six months ended June 30, 2022 of $471,375. The higher expenses for this period are due to increase in staffing overhead, operational costs and greater administrative costs during the current period.

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

