Form 10-Q
period 2023-09-30
GEX MANAGEMENT, INC.
filed 2023-11-01
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023 there were 1,987,090,856 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

GEX MANAGEMENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

3

GEX MANAGEMENT, INC.

CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS TABLE OF CONTENTS

GEX Management, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and Cash Equivalents	$107,336	$125,383
Accounts Receivable, net	479,533	345,639
Other Current Assets	45,831	42,336
Total Current Assets	632,699	513,357

Other assets		(1,796)
TOTAL ASSETS	$632,699	$511,561

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$175,552	$243,286
Related Party Payables	-	660,919
Accrued Expenses	$116,392	228,981
Accrued Interest Payable	-	99,445
Line of credit – related party		483,677
Notes Payable	203,750	146,037
Total Current Liabilities	495,694	1,862,344
TOTAL LIABILITIES	495,694	1,862,344

SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock	592,916	592,916
Additional Paid In Capital	13,645,932	12,025,735
Retained Deficit	(14,101,843)	(13,969,433)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	137,005	(1,350,783)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	632,699	511,561

GEX Management, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$600,643	$641,923	$1,728,358	$1,657,604

Cost of Revenues	279,391	356,351	969,959	729,578
Gross Profit (Loss)	321,253	285,572	758,399	928,026

Operating Expenses Depreciation and Amortization	-	-	-	-
General and Administrative	120,620	308,515	522,351	1,386,936
Total Operating Expenses	120,620	308,515	522,351	1,386,936

Total Operating Income (Loss)	200,633	(22,943)	236,048	(458,910)

Other Income (Loss)	(49,198)	1,478	(243,512)	(125,511)
Interest Income (Expenses)	-	-	-	11,888
Net Other Income (Expense)	(49,198)	1,478	(243,512)	(113,623)

Net income (loss) before income taxes	151,434	(21,465)	(7,463)	(572,532)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	151,434	(21,465)	(7,463)	(572,532)

BASIC and DILUTED
Weighted Average Shares Outstanding	1,896,062,192	489,848,876	1,896,062,192	489,848,876
Earnings (loss) per Share	(0.00008)	(0.00004)	$(0.000004)	$(0.001)

GEX Management, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows (used by) Operating Activities:
Net Loss	$(7,463)	(572,532)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	-	-
Changes in assets and liabilities:
Accounts receivable	(133,894)	(114,979)
Other current assets/liabilities	(3,495)	111,613
Other Assets/Liabilities	(857,901)	174,118
Accounts Payable	(67,734)	337,093
Other Current Liabilities	-	-
Accrued interest payable	(99,445)	-
Net cash (used in) operating activities	(1,169,932)	(64,687)

Cash Flows from (used in) Investing Activities:
Net cash (used in) Investing Activities:	-	-

Cash Flows from (used in) Financing Activities:
Proceeds from common stock/ APIC	1,620,197	1,101,363
Proceeds/Payments from notes payable	(425,964)	(977,537)
Payments/Proceeds from short term notes payable (net)	-	-
Net cash provided by financing activities	1,194,233	123,826
NET INCREASE (DECREASE) IN CASH	24,301	59,139
CASH AT BEGINNING OF PERIOD	83,034	23,895
CASH AT END OF PERIOD	107,336	83,034

GEX Management, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

Going Concern

To date, the Company has funded its operations primarily through public and private offerings of common stock, our line of credit, short- term discounted and convertible notes payable. The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through June 2023.

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

The consolidated financial statements for the nine months ended September 30, 2023 and were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities and to continue as a going concern is dependent upon the availability of future funding, continued growth in billings and sales contracts, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

NOTE 2. OTHER CURRENT ASSETS

At September 30, 2023 and December 31, 2022, Other Current Assets were $45,831 and $42,336 respectively. Current Assets primarily comprised of Debt Fees and Debt Discounts related to Debt and Debt like instruments.

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

In July 2023, the Company issued a total of 191,823,332 shares of common stock related to convertible notes.

In August 2023, the Company issued a total of 317,275,794 shares of common stock related to convertible notes.

In September 2023, the Company issued a total of 89,546,307 shares of common stock related to convertible notes.

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

NOTE 5. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

As of September 30, 2023, the company had $479,533 outstanding accounts receivable balance with its customers. As of December 31, 2022, the company had $345,639 outstanding accounts receivable balance with its customers.

NOTE 6. PROPERTY AND EQUIPMENT

The Company did not own significantly material fixed assets as of September 30, 2023

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

Revenues

For the three months ended September 30, 2023 and 2022, the Company had no revenues from related parties.

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

Results of Operations

The three months ended September 30, 2023 compared to the three months ended September 30, 2022 Revenue

Our revenue for the three months ended September 30, 2023 was $600,643 compared to $641,923 for the three months ended September 30, 2022.

Operating Expense

Total operating expenses for the three months ended September 30, 2023 was $120,620 compared to the operating cost for the three months ended September 30, 2022 of $308,515. This decrease in operating expenses was primarily due to operational efficiencies and expense reductions attributable by management initiatives.

Liquidity and Capital Resources

The Company has identified several potential financing sources in order to raise the capital necessary to fund operations through April 30, 2024. Management has made concerted efforts to move away from expensive debt like obligations and rely on other traditional and non- traditional debt instruments primarily in the form of convertible notes as well as explore various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

GEX MANAGEMENT, INC.

Dated: November 01, 2023	By:	/s/ Sri Vanamali
	Name:	Sri Vanamali
	Title:	Chief Executive Officer

