Form 10-K/A
period 2022-12-31
GEX MANAGEMENT, INC.
filed 2024-04-25
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by a check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of Shares of outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of March 31, 2024, the last business day of the Registrant’s most recently completed fiscal quarter, was $240,561 (based on the closing sale price of the Registrant’s Common Stock on that date.

As of April 25, 2024, the Registrant had 2,405,609,162 shares of common stock issued and outstanding.

EXPLANATORY NOTE

GEX Management Inc.’s (the “Company”) management re-evaluated the Company’s accounting for convertible debt and determined that the Company may not have appropriately accounted for convertible debt in the Company’s financial statements as of and for the years ended December 31, 2022 and 2021 (“Affected Periods”), as presented in the Form 10-K filed with the Securities and Exchange Commission on April 17, 2023.

In consultation with the Company’s advisors, management ultimately determined that the conversion features in the Company’s convertible debt constituted embedded derivatives that the Company should have presented as a material derivative liability on the balance sheets, together with corresponding activities in the statements of operations and statements of cash flows during the Affected Periods.

During the course of the accounting and audit preparation process, management and its advisors identified other material errors and omissions impacting the Affected Periods, including but not limited to the areas of:

●	Incorrectly derecognized convertible debt
●	Accounting for warrants issued with convertible debt
●	Presentation and disclosure
●	General accounting
●	Undisclosed changes to historical comparative information presented in the filings

As a result of the foregoing, the Company’s management and board of directors concluded that the Company’s previously issued financial statements as of and for the years ended December 31, 2022 and 2021, as presented in the Form 10-K filed with the Securities and Exchange Commission on April 17, 2023 should no longer be relied upon

Accordingly, the Company is filing this amended Form 10-K/A with restated financial statements as of and for the years ended December 31, 2022 and 2021. NOTE 2 to the financial statements presented in this filing sets forth the effects of the restatement on each relevant period.

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

GEX Management initially began operations as a Professional Services Company providing back office support to third-party clients. In 2016 GEX Management revised its business model to provide staffing and back-office services to a wide variety of industries in order to expand the Company’s footprint, thereby building on the previous 12-year history of exceptional client service. Over the next few years, GEX Management experienced tremendous growth in sales and customer pipeline – staffing business grew by over 1600%+ from 2016 to 2017 with the firm being named among the “fastest growing public companies in the North Texas region” by the Dallas Morning News, while also significantly expanding its client footprints across multiple staffing, business consulting and PEO opportunities.

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

As a direct result of the high market demand for experienced technology consultants via its multiple supplier programs, the GEX team has interviewed and has acquired over 30 highly experienced enterprise technology consultants with expertise across a wide array of functions (Enterprise Architects, Project Managers, Systems Integration Developers, Quality Assurance Specialists and Business Systems Analysts) who have been identified for various short to long term projects. Additionally, GEX plans to hire and place a large pool of enterprise consultants over the next 18 – 24 month period to satisfy its growing pipeline of future contracts.

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

Number of Employees

As of December 31, 2022 we had 25 full time employees.

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

ITEM 3. LEGAL PROCEEDINGS

It is possible that from time to time in the ordinary course of business we may be and have been involved in legal proceedings, lawsuits and/or investigations, which could potentially have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In the opinion of our Board of Directors, any such legal proceedings or lawsuits that we have been involved with in the past or may be involved with presently are not expected to have a material adverse effect on our financial situation or results of operations.

As discussed in NOTE 8 to the financial statements, the Company was engaged in the following legal proceedings:

On September 13, 2019, a Judgment by Confession was entered in New York against the Company for $195,250 due to EMA Financial, LLC (“EMA”), a former convertible debtholder, for then-outstanding convertible notes in default, accrued interest and fees. On April 11, 2022, the court awarded a second judgment totaling $20,333. On or around October 5, 2021, a $200,000 payment was made to EMA Financial, and the parties entered into a Mutual Settlement and Release Agreement on August 15, 2022. The agreement called for payment of outstanding interest of $52,496 through August 10, 2022, to be paid as follows: $26,248 due on August 15, 2022, $13,124 due on September 12, 2022, and $13,124 due on October 12, 2022. The Company paid these amounts in 2022, and a Satisfaction of Judgment was entered by EMA on January 23, 2023. As of December 31, 2022 and 2021, accrued interest under this agreement totaling $0 and $34,137, respectively, was included in accrued liabilities.

On October 16, 2018, C6 Capital, LLC (“C6”) obtained a Confession of Judgment for $534,655 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 120802-2018 entitled C6 CAPITAL LLC - v. - GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130736-2021 entitled GEX MANAGEMENT INC et al v. C6 CAPITAL FUNDING LLC) against C6 but was unable to successfully vacate, settle or otherwise resolve the original judgment. As of each December 31, 2022 and 2021, the Company owed $534,655 on this judgment.

On March 22, 2019, Business Merchant Funding (“BMF”) obtained a Confession of Judgment for $151,191 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 123479-2019 entitled BUSINESS MERCHANT FUNDING v. GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130737-2021 entitled GEX MANAGEMENT INC et al v. BUSINESS MERCHANT FUNDING LLC) against BMF, successfully vacating the judgment on February 17, 2022, resulting in a gain of $151,191 in 2022. As of December 31, 2022 and 2021, the Company owed $0 and $151,191, respectively on this judgment.

On October 9, 2018, EIN Cap., Inc. (“EIN”) obtained two Confessions of Judgment each for $471,591, totaling $943,182, against the Company. in Erie County Supreme Court in the State of New York (Case Nos. 815900-2018 and 815919-2018 each entitled EIN CAP, INC - v. - GEX MANAGEMENT INC/GEX MANAGEMENT INC DBA MYEASYHQ/ ATHERIA LLC/DORVIL FINANCIAL GROUP LLC/QUANTUM ENERGY & FINANCE LLC/GEX INSTITUTE LLC/SUCCESS TRAINING INSTITUTE LLC/GROUP EXCELLENCE MANGEMENT LLC/GROUP EXCELLENCE LLC/SUCCESS DYNASTY LLC/US CONSOLIDATE et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 813479-2021 entitled GEX MANAGEMENT, INC. et al v. EIN CAP INC.) against EIN. In November 2022, the EIN and the Company agreed to settle all three of proceedings for $50,000, resulting in a gain of $893,182 in 2021. In 2022, a payment was made for $12,500, and EIN agreed to accept a $30,000 payment to settle the remaining $37,500 balance. As of December 31, 2022 and 2021, the Company owed $0 and $50,000, respectively, on this matter.

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

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2022
High	$0.1800	$0.0180	$0.0112	$0.0044
Low	$0.0050	$0.0040	$0.0012	$0.0003

Fiscal Year 2021
High	$0.1700	$0.0133	$0.1724	$0.1150
Low	$0.0080	$0.0052	$0.0043	$0.0348

Shareholders

As of December 31, 2022, there were approximately 112 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

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

Revenue Recognition

GEX enters into contracts with its clients for management consulting and staffing services. GEX’s contract stipulates the rate and price charged to each client. GEX’s contracts for these services are generally cancellable at any time by either party with 30-days’ written notice. GEX fulfills its performance obligations each month, or as consultants work hours for hourly contracts, and the contracts generally have a term of one year with an automatic renewal after 12 months.

Management Consulting and Staffing Services

GEX Management recognizes revenue for its management consulting services in accordance with ASC 606 - Revenue from Contracts with Customers. The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied.

Revenue is recognized when control of the services is transferred to the client and the consideration for the services is expected to be collected. Control is transferred when the client is able to direct the use of and obtain substantially all of the benefits from the services provided.

The revenue recognized is based on the transaction price, which is the amount of consideration that GEX expects to be entitled to in exchange for providing the services. The transaction price is determined based on the estimated costs and rates to complete a given project, as well as the estimated profit margin on the project.

GEX Management typically enters into contracts with clients that specify the scope of services to be provided, the time period for which the services will be provided, and the fees for the services. Revenue is recognized over the period during which the services are provided, generally as consultants perform the services.

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

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

During fiscal year 2022, GEX Management, Inc.’s revenue increased from $1,340,605 in fiscal year 2021 to $2,338,979 in 2022, representing an increase of approximately $734,874 or 65%. This growth was driven by several factors, including an expanding client base, increased project volume, and the successful execution of strategic initiatives.

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

Cost of Services and Gross Margins

During fiscal year 2022, GEX Management, Inc. experienced a significant increase in its cost of revenue, which rose from $1,100,304 in fiscal year 2021 to $1,234,243 in 2022, for an increase of $133,939 or 12%. This increase in cost of revenue impacted the company’s gross margin, which increased from $240,301 or 18% in fiscal year 2021 to $1,104,736 or 47% in fiscal year 2022. The increase in cost of revenue was primarily driven by several factors, including higher personnel costs, increased project volume, and investments in technology and infrastructure.

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

Operating Expenses

During fiscal year 2022, operating expenses declined from $2,033,084 in fiscal year 2021 to $1,070,583 in 2022, representing a decrease of $962,501 or 47%. This decrease in operating expenses was primarily driven by several factors, including improved cost management, streamlining of business processes, and reduced marketing and advertising expenses.

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

Net Operating Loss

During fiscal year 2022, the Company had net operating income of $34,153 for the year ended December 31, 2022, as compared to net operating losses of $1,792,793 during the year ended December 31, 2021, for a change of $1,826,936 or 102%. This change was primarily driven by several factors, including increased revenue, improved cost management, termination of substantial consultant contracts in 2021, and a broader reduction in operating expenses.

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

Net Other Income/(Expense)

In 2023, the Company recognized net other income of $43,540,351 in 2022, as compared to net other expense of $50,623,488 for a change of $94,163,839 or 186%. This change was primarily driven by substantial changes in fair value of the derivative liability on the Company’s convertible debt, which resulted from a significant dilution-driven decline in the Company’s stock price in 2022 and other substantial fluctuations in the Company’s stock price during 2021 and 2022 that impacted key inputs used to value the derivative liability. The remaining changes in net other expense primarily resulted from interest expense on convertible debt and gains on settlements.

Net Income/(Loss)

The Company generated net income of $43,574,504 during the year ended December 31, 2022, as compared to net losses of $52,416,271 for the year ended December 31, 2021, representing a change of $95,990,775 or 183%. The substantial year-over-year change and respective net income and net losses in both years were primarily driven by accounting for derivative liabilities associated with the Company’s convertible debt.

Liquidity and Capital Resources

As shown in the accompanying financial statements as of December 31, 2022, the Company had $71,043 of cash and $470,683 of current assets, as compared to total current liabilities of $5,227,752, has incurred substantial recurring operating losses, and had an accumulated deficit of $17,900,387. Furthermore, the Company’s revenue and profits have historically been insufficient to generate positive cash flow, and there can be no assurances of future revenues or sufficient profits to fund operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Given these factors, the Company frequently requires financing from outside parties, and management intends to pursue outside capital through debt and equity vehicles. The Company currently has no firm commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

The Company has identified several potential financing sources necessary to fund operations. From time to time, management has taken short-term factoring and working capital loans against present and future receivables to timely fund the growth of the company. Management has eliminated this practice and currently relies on other traditional and non-traditional debt instruments primarily in the form of convertible notes. as well as is exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional revenues and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

A summary of our cash flows for the twelve months ended December 31, was as follows:

	2022	2021
Net cash used in operating activities	$(237,945)	$(2,370,682)
Net cash used in investing activities	-	-
Net cash provided by financing activities	55,000	2,618,229
Net increase(decrease) in cash and cash equivalents	$(182,945)	$247,547

Net cash used in operating activities was $237,945 for the twelve months ended December 31, 2022, as compared to $2,370,682 of cash used in operating activities for the twelve months ended December 31, 2021, for a decrease of $2,132,737 or 90%. Cash used in operations decreased significantly due to increased revenues and profits, combined with reduced operating costs.

Net cash provided by financing activities was $55,000 for the twelve months ended December 31, 2022, as compared to $2,618,229 for the twelve months ended December 31, 2021, representing a change of $2,563,229 or 98%. The decrease was primarily due to substantially less convertible debt raised in 2022, as compared to 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 9, 2023, the Board of Directors of GEX Management, Inc (the “Company”) approved the engagement of BF Borgers CPA PC (“Borgers”) as the Company’s new independent registered public accounting firm. In connection with the selection of Borgers, the Company dismissed Hudgens CPA PLLC (“Hudgens”) as the Company’s independent registered public accounting firm.

During the years ended December 31, 2021 and 2022 and the subsequent interim period through September 30, 2023, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hudgens, would have caused Hudgens to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Hudgens on the Company’s consolidated financial statements as of and for the years ended December 31, 2021 and 2022 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2022 and 2021, and the subsequent interim period through September 30, 2023, neither the Company nor anyone on its behalf has consulted Borgers with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or the effectiveness of internal control over financial reporting, where either a written report or oral advice was provided to the Company that Borgers concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided Hudgens with a copy of the disclosures it is making in this Current Report on Form 10-K prior to its filing with the Securities and Exchange Commission (“SEC”)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, the management of GEX Management Inc, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the restatement discussed in NOTE 2 to the financial statements, and limited funds to consistently retain securities counsel, management has concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management has concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information about the company is made known to them by others within our organization, particularly during the period in which this report was being prepared.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2022.

Name	Age	Position	Held Since
Sri Vanamali	41	President, CEO & CFO; Chairman of the Board	October 2022
3662 W. Camp Wisdom Road
Dallas, Texas 75237

Joseph Frontiere	33	Director	July 2021
Dallas, Texas 75237

Shaheed Bailey	36	Director	October 2018
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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2022 and 2021 in all capacities for the accounts of our executives, including the Chief Executive Officer (“CEO”):

The following officers received the following compensation for the years ended December 31, 2022 and 2021. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Sri Vanamali,	2022	$250,000	$-	$-	$-	$-	$-	$62,656
President, CEO, CFO	2021	$250,000	$-	$-	$-	$-	$-	$183,251

Joseph Frontiere,	2022	$-	$-	$-	$-	$-	$-	$-	(1)
Former CEO	2021	$-	$-	$-	$-	$-	$-	$-	(1)

(1)	As discussed in Note 6 to the financial statements, the Company identified payments to Mr. Frontiere and 27 Health, LLC, an entity he directs, totaling $159,993 and $351,990 during the years ended December 31, 2022 and 2021, respectively. Furthermore, payments totaling $46,000 and $881,168 were paid to consultants appearing to have affiliations with Mr. Frontiere during 2022 and 2021, respectively. The actual nature and relationships are unclear. However, if Mr. Frontiere ultimately benefitted from these payments, these could potentially represent compensation of up to $205,993 and $1,233,158 for 2022 and 2021, respectively.

Employment Agreements

The Company has an employment agreement with Mr. Vanamali, under which Mr. Vanamali receives a $250,000 base salary per year.

Compensation of Directors

During the year ended December 31, 2022, the Company paid $10,000 to FCP Holdings, a Company affiliated with Mr. Shaheed Bailey.

Generally, the Company’s directors do not receive any compensation for their services as directors. The Board of Directors has the authority to establish the compensation of directors. Other than the amounts listed above, no amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table lists the number of shares of Common Stock of our Company and, with respect to our officers, directors and principal stockholder, shares of our Super Voting Preferred Stock, as of April 25, 2024 that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock and Super Voting Preferred Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them.

Name of Stockholder	Number of Shares of Common Stock	Number of Super Voting Preferred Stock	Number of Votes Held by Common Stockholders	Percentage of Voting Equity (1)(3)
Sri Vanamali	0	800,000	0	51.0%
Total	0	800,000	0	51.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

As discussed in Item 11 and as further discussed in Note 6 to the financial statements, in 2022 and 2021, Mr. Vanamali received total compensation of $312,656 and $433,251, made advances to and paid for expenses on behalf of the Company totaling $488,352 and $145,347, and received reimbursements of $488,352 and $277,567, all respectively.

The Company also made direct and indirect payments to Mr. Frontiere and 27 Health, LLC, an entity he controls, totaling $159,993 and $351,990 during the years ended December 31, 2022 and 2021, respectively. Furthermore, payments totaling $76,000 and $881,168 were paid to consultants appearing to have affiliations with Mr. Frontiere during 2022 and 2021, respectively. The actual nature of these payments and Mr. Frontiere’s relationships to the recipients of the latter payments is unclear.

During the year ended December 31, 2022, the Company paid $10,000 to FCP Holdings, a Company affiliated with Mr. Shaheed Bailey.

On July 28, 2021, the Company entered into a Settlement and Compromise Agreement with KinerjaPay Corp., under which the Company agreed to pay $600,000 to KinerjaPay Corp. According to the agreement, the Company executed a promissory note for $273,000 on or about January 6, 2021. In exchange for the $600,000, the agreement (i) extended the maturity to July 6, 2022, (ii) removed the “demand” feature from the note, (iii) provided for up to $500,000 of advances, (iv) called for a set principal amount of $600,000, and (v) is convertible at a fixed conversion rate of $0.0035 per share. The relationship with KinerjaPay Corp. and to whom, how, where and when any such funds were disbursed and how they were expended are unclear.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our former auditors, Hudgens CPA, PLLC, for the original audits of our annual financial statements and reviews of the interim financial statements included in our Forms 10-K and 10-Q filings or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2022 and 2021 totaled $108,531.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2024.

GEX Management, Inc.

By:	/s/ Sri Vanamali
Sri Vanamali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Name		Title	Date

By:	/s/ Sri Vanamali	Chief Executive Officer and Chairman of the Board	April 25, 2024
Sri Vanamali

GEX MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GEX Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

April 25, 2024

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	As of
	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$71,043	$253,988
Accounts receivable, net	399,640	184,961
Total Current Assets	470,683	438,949

Non-Current Assets	-	-

TOTAL ASSETS	$470,683	$438,949

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$46,458	$34,288
Related party payables	-	-
Accrued liabilities	910,793	228,182
Litigation liabilities (NOTE 8)	534,655	735,846
Convertible notes payable, net	2,026,145	2,961,910
Derivative liability	1,226,024	45,422,592
Line of credit - related party	483,677	483,677
Total Current Liabilities	5,227,752	49,766,495

Non-Current Liabilities	-	-

Total Liabilities	5,227,752	49,866,495

Commitments and Contingencies (NOTE 8)	-	-

Stockholders’ (Deficiency):
Series A1 Voting Preferred Stock, $0.001 par value; 800,000 shares authorized, 800,000 issued and outstanding as of each, December 31, 2022 and 2021.	800	800
Common stock, $0.00001 par value, 100,000,000,000 shares authorized, 589,068,581 and 180,478,025 issued and outstanding, as of December 31, 2022 and 2021, respectively.	5,891	1,805
Additional paid-in capital	13,136,627	12,044,740
Accumulated deficit	(17,900,387)	(61,474,891)
Total Stockholders’ (Deficiency)	(4,757,069)	(49,427,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$470,683	$438,949

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Staffing and consulting revenues	$1,866,479	$1,131,605
Consulting revenues - related party	472,500	209,000
Total revenues	2,338,979	1,340,605

Cost of staffing and consulting revenues	(1,046,649)	(797,029)
Cost of consulting revenues - related party compensation	(187,594)	(303,275)
Total cost of revenues	(1,234,243)	(1,100,304)

Gross Profit	1,104,736	240,301

Operating Expenses:
Selling, general and administrative	935,521	1,903,109
Compensation - related party	135,062	129,975
Total Operating Expenses	1,070,583	2,033,084

Income/(Loss) from operations	34,153	(1,792,783)

Other Income/(Expense):
Interest expense	(827,408)	(6,239,698)
Change in fair value of derivative liability	44,315,804	(11,605,572)
Gain on settlements	171,191	293,182
(Loss) on derivative liability at issuance	(80,246)	(33,463,111)
(Loss)/gain on extinguishment of debt	(38,990)	391,711
Total Other Income/(Expense)	43,540,351	(50,623,488)

Net Income/(Loss)	$43,574,504	$(52,416,271)

Net Income/(Loss) per Common Share
Basic Income/(Loss) per share attributable to common stockholders	$0.11	$(0.56)
Diluted Income/(Loss) per share attributable to common stockholders	$0.04	$(0.56)

Basic weighted average number of common shares outstanding	410,795,994	94,300,720
Diluted weighted average number of common shares outstanding	1,166,959,052	94,300,720

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Stockholders’ Deficiency

Years Ended December 31, 2022 and 2021

	Series A1 Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2020	800,000	$800	3,163,044	$32	$5,275,414	$(9,058,620)	$(3,782,374)

Common stock purchase warrants issued in connection with convertible debt					5,653,427		5,653,427
Debt conversions			169,604,673	1,696	1,115,976		1,117,672
Cashless warrant exercises			7,710,308	77	(77)		-
Net (Loss)						(52,416,271)	(52,416,271)
Balance, December 31, 2021	800,000	800	180,478,025	1,805	12,044,740	(61,474,891)	(49,427,546)

Debt conversions			376,091,753	3,761	1,079,069		1,082,830
Cashless warrant exercises			34,070,232	341	(341)		-
Commitment shares issued in connection with convertible debt			1,428,571	14	13,129		13,143
Shares returned to treasury			(3,000,000)	(30)	30		-
Net income						43,574,504	43,574,504
Balance, December 31, 2022	800,000	$800	589,068,581	$5,891	$13,136,627	$(17,900,387)	$(4,757,069)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Cash Flows from Operating Activities
Net Income/(Loss)	$43,574,504	$(52,416,271)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Change in fair value of derivative liability	(44,315,804)	11,605,572
Derivative liability loss on issuance	80,246	33,463,111
Loss/(gain) on extinguishment of debt	38,990	(391,711)
(Gain) on settlements	(171,191)	(293,182)
Non-cash interest expense for warrants and commitment shares issued with convertible debt	13,143	5,653,427
Changes in operating assets and liabilities:
Accounts receivable	(214,679)	24,181
Accounts payable	12,170	14,082
Accrued liabilities	682,611	(29,891)
Accrued interest and fee conversions (non-cash change)	92,065	-
Litigation liabilities	(30,000)	-
Net Cash (Used in) Operating Activities	(237,945)	(2,370,682)

Cash Flows from Investing Activities
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible debt	55,000	3,014,044
Cash repayments of convertible debt	-	(263,595)
Related party advances	488,352	145,347
Repayment of related party advances	(488,352)	(277,567)
Net Cash Provided by Financing Activities	55,000	2,618,229

Net Change In Cash	(182,945)	247,547

Cash at Beginning of Period	253,988	6,441
Cash at End of Period	$71,043	$253,988

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52,496	$72,920

Supplemental Disclosure of Non-Cash Financing Activities:
Conversions of debt and related accrued interest and fees	$1,082,830	$1,117,672

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

Accounts Receivable, Net

Accounts receivable consists of accrued services and consulting receivables due from customers. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. Write-offs are recorded at the time when a customer receivable is deemed uncollectible.

Bad debt expense for the years ended December 31, 2022 and 2021 was $62,560 and $0, respectively. As of December 31, 2022 and 2021, net accounts receivable was $399,640 and $184,961, net of allowances for bad debts of $64,640 and $2,080, all respectively.

Impairment of Long-Lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, and its equity method investments when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company evaluated the long-lived assets as of December 31, 2022 and determined that the long lived assets should be fully impaired as they no longer held future value. As a result, the Company recorded an impairment expense in the amount

Derivative Financial Instruments

Fair value accounting as required by ASC 815 – Derivatives and Hedging, requires bifurcation of embedded derivative instruments such as certain convertible features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing model for “out of the money” instruments and intrinsic value for “in the money” instruments. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Revenue Recognition

GEX enters into contracts with its clients for management consulting and staffing services. GEX’s contract stipulates the rate and price charged to each client. GEX’s contracts for these services are generally cancellable at any time by either party with 30-days’ written notice. GEX fulfills its performance obligations each month, or as consultants work hours for hourly contracts, and the contracts generally have a term of one year with an automatic renewal after 12 months.

Management Consulting and Staffing Services

GEX Management recognizes revenue for its management consulting services in accordance with ASC 606 - Revenue from Contracts with Customers. The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied.

Revenue is recognized when control of the services is transferred to the client and the consideration for the services is expected to be collected. Control is transferred when the client is able to direct the use of and obtain substantially all of the benefits from the services provided.

The revenue recognized is based on the transaction price, which is the amount of consideration that GEX expects to be entitled to in exchange for providing the services. The transaction price is determined based on the estimated costs and rates to complete a given project, as well as the estimated profit margin on the project.

GEX Management typically enters into contracts with clients that specify the scope of services to be provided, the time period for which the services will be provided, and the fees for the services. Revenue is recognized over the period during which the services are provided, generally as consultants perform the services.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under ASC 740, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Net Income/(Loss) Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the income (loss) available to common share holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, estimated shares that would be issued for outstanding convertible debt on an if-converted basis, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share.

The Company calculated basic and diluted net income per share for the year ended December 31, 2022 as follows:

		Weighted Average
	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Net income available to common stockholders	$43,574,504	410,795,994	$0.11
Diluted Income Per Share
Convertible debt - if converted	-	756,163,058
Income available to common stockholders (diluted)	$43,574,504	1,166,959,052	$0.04

The Company determined that the effects of outstanding convertible debt on an if-converted basis would be anti-dilutive for the year ended December 31, 2021 and thus presented the same basic and diluted loss per share for 2021.

Recently Issued Accounting Pronouncements

There are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board (“FASB”) which the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously did not recognize embedded derivatives arising from the conversion features of convertible notes. Management re-evaluated the outstanding convertible notes and determined that the holders’ options to settle the debt in the Company’s stock at favorable fixed and variable conversion prices constituted a derivative liability that should be bifurcated from the notes with changes in fair value recognized in the statements of operations. Furthermore, management determined that the derivative liability and corresponding impacts to the results of operations for each reporting period would be material and that the Company should have recorded a derivative liability upon issuance of each applicable note.

Additionally, during the preparation process for the restatement, management discovered substantial accounting errors and omissions in the previously issued financial statements and determined that such matters require restatement as well.

The following table reflects the impacts of the restatement on the Company’s balance sheet, statements of operations, and statements of cash flows as of and for the periods indicated below.

	As of and Year Ended December 31, 2022				As of and Year Ended December 31, 2021 (1)
Certain captions have been modified to conform to current period presentation.	As Originally Stated	Adjustments	As Restated		As Originally Stated (December 31, 2021 10-K)	Adjustments (December 31, 2021 10-K)	Restated	As Originally Stated (December 31, 2022 10-K)	Adjustments (December 31, 2022 10-K)	Restated
Balance Sheet

Assets
Total assets (all current)	462,814	7,869	470,683	(2)	313,700	125,249	438,949	515,990	(77,041)	438,949	(2)

Liabilities
Accounts payable	253,286	(206,828)	46,458	(2)	30,206	4,082	34,288	44,288	(10,000)	34,288	(2)
Related party payables	660,919	(660,919)	-	(3)	172,567	(172,567)	-	172,567	(172,567)	-	(3)
Accrued liabilities	233,688	677,105	910,793	(4)	352,176	(123,994)	228,182	1,966,361	(1,738,179)	228,182	(4)
Accrued interest payable	-	-	-	(4)	74,270	(74,270)	-	99,445	(99,445)	-	(4)
Convertible notes payable, net	208,930	1,817,215	2,026,145	(5)	980,290	1,981,620	2,961,910	980,290	1,981,620	2,961,910	(5)
Derivative liability	-	1,226,024	1,226,024	(6)	-	45,422,592	45,422,592	-	45,422,592	45,422,592	(6)
Litigation liabilities	-	534,655	534,655	(7)	195,250	540,596	735,846	195,250	540,596	735,846	(7)
Line of credit - related party	483,677	-	483,677		483,677	-	483,677	483,677	-	483,677
Notes payable	-		-		3,174,977	-	-	3,174,977		-	(8)
Total liabilities (all current)	1,840,499	3,387,253	5,227,752		5,463,413	44,403,082	49,866,495	7,116,854	42,749,641	49,866,495
								-
Stockholders’ Deficit
Series A1 Voting Preferred Stock	-	800	800	(9)	-	800	800	-	800	800	(9)
Common Stock	592,916	(587,025)	5,891	(10)	172,478	(170,673)	1,805	175,627	(173,822)	1,805	(10)
Additional paid-in capital	12,169,839	966,788	13,136,627	(11)	7,536,452	4,508,288	12,044,740	6,238,606	5,806,134	12,044,740	(11)
Accumulated deficit	(14,140,439)	(3,355,713)	(17,900,387	)(12)	(12,858,643)	(3,355,713)	(61,474,891)	(13,015,097)	(3,355,713)	(61,474,891	)(12)
Total stockholders’ deficit	(1,377,685)	(3,379,384)	(4,757,069)		(5,149,713)	(44,277,833)	(49,427,546)	(6,600,864)	(42,826,682)	(49,427,546)

Total liabilities and stockholders’ deficit	462,814	7,869	470,683		313,700	125,249	438,949	515,990	(77,041)	438,949

Statements of Operations

Staffing and consulting revenues	2,270,535	68,444	2,338,979	(2)	1,315,669	24,936	1,340,605	1,301,949	38,656	1,340,605	(2)
Cost of staffing and consulting revenues	(1,132,416)	(101,827)	(1,234,243	)(13)	(494,698)	(605,606)	(1,100,304)	(494,865)	(605,439)	(1,100,304	)(13)
Gross margin	1,138,119	(33,383)	1,104,736		820,971	(580,670)	240,301	807,084	(566,783)	240,301

Operating expenses	1,467,457	(396,874)	1,070,583	(2)	2,719,876	(686,792)	2,033,084	6,067,833	(4,034,749)	2,033,084	(8)
Operating income/(loss)	(329,337)	363,491	34,153		(1,898,905)	106,122	(1,792,783)	(5,260,749)	3,467,966	(1,792,783)

Other income (expense)
Other income (expense)	(109,477)	109,477	-		(14,356)	14,356	-	(43,048)	43,048	-
Credit charges and debt adjustments	(671,408)	671,408	-	(3)	-	-	-	(142,947)	142,947	-	(3)
Interest expense	(15,120)	(812,288)	(827,408	)(4)	(613,703)	(5,625,995)	(6,239,698)	(162,233)	(6,077,465)	(6,239,698	)(4), (11)
Change in fair value of derivative liability	-	44,315,804	44,315,804	(6)	-	(11,605,572)	(11,605,572)	-	(11,605,572)	(11,605,572	)(6)
Loss on derivative liability at issuance	-	(80,246)	(80,246	)(6)	-	(33,463,111)	(33,463,111)	-	(33,463,111)	(33,463,111	)(6)
Gain/(loss) on settlements	-	171,191	171,191	(6)	-	293,182	293,182	-	293,182	293,182	(15)
Impairment expense	-	-	-		(2,917,945)	2,917,945	-	-	-	-	(8)
Gain/(loss) on extinguishment of debt	-	(38,990)	(38,990	)(4)	(1,078,920)	1,470,631	391,711	(600,000)	991,711	391,711	(4), (15)
Net other income/(expense)	(796,005)	44,336,356	43,540,351		(4,153,618)	(46,469,870)	(50,623,488)	(948,228)	(49,675,260)	(50,623,488)
					(17)
Net income/(loss)	(1,125,342)	44,699,846	43,574,504	(6)	(6,052,523)	(46,363,748)	(52,416,271)	(6,208,977)	(46,207,294)	(52,416,271	)(6)
Basic weighted average common shares outstanding	592,462,070	(181,666,076)	410,795,994	(16)	167,316,519	(73,015,799)	94,300,720	175,173,661	(80,872,941)	94,300,720	(16)
Diluted weighted average common shares outstanding	592,462,070	574,496,982	1,166,959,052	(16)	167,316,519	(73,015,799)	94,300,720	175,173,661	(80,872,941)	94,300,720	(16)
Basic income/(loss) per share	$0.002	$0.108	$0.11	(16)	$0.04	$(0.60)	$(0.56)	$0.04	$(0.60)	$(0.56	)(16)
Diluted income/(loss) per share	$0.002	$0.038	$0.04	(16)	$0.04	$(0.60)	$(0.56)	$0.04	$(0.60)	$(0.56	)(16)

Statements of Cash Flows

Cash Flows from Operating Activities
Net Income/(Loss)	(1,125,342)	44,699,846	43,574,504	(6)	(6,052,523)	(46,363,748)	(52,416,271)	(6,208,977)	(46,207,294)	(52,416,271	)(6)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in fair value of derivative liability		(44,315,804)	(44,315,804	)(6)	-	11,605,572	11,605,572	-	11,605,572	11,605,572	(6)
Derivative liability loss on issuance		80,246	80,246	(6)	-	33,463,111	33,463,111	-	33,463,111	33,463,111	(6)
Loss/(gain) on extinguishment of debt	-	38,990	38,990	(6)	1,078,920	(1,470,631)	(391,711)	600,000	(991,711)	(391,711	)(6)
(Gain) on settlements		(171,191)	(171,191)		-	(293,182)	(293,182)	-	(293,182)	(293,182)
Non-cash interest expense for warrants and commitment shares issued with convertible debt		13,143	13,143	(11)	-	5,653,427	5,653,427	-	5,653,427	5,653,427	(11)
Depreciation and Amortization	-	-	-		213,600	(213,600)	-	213,600	(213,600)	-
Amortization of debt discount	-	-	-		539,433	(539,433)	-	539,433	(539,433)	-
Impairment	-	-	-		2,917,945	(2,917,945)	-	-	-	-
Change in Assets and Liabilities:
Accounts receivable	(189,174)	(25,505)	(214,679	)(2)	40,842	(16,661)	24,181 (2)	40,842	(16,661)	24,181	(2)
Other Current Assets	(25,106)	25,106	-	(2)	101,607	(101,607)	- (2)	101,607	(101,607)	-	(2)
Other Assets	(4,141,587)	4,141,587	-	(8)	-	-	-	3,292,204	(3,292,204)	-	(8)
Related Party Payable	488,352	(488,352)	-	(3)	-	-	-	-	-	-
Accounts payable	208,999	(196,829)	12,170	(2)	19,373	(5,291)	14,082	19,373	(5,291)	14,082	(2)
Accrued liabilities	(1,732,673)	2,415,284	682,611	(4)	192,758	(222,649)	(29,891)	118,488	(148,379)	(29,891	)(4)
Accrued interest and fee conversions (non-cash change)	-	92,065	92,065	(4)	-	-	-	-	-	-	(4)
Litigation liabilities	-	(30,000)	(30,000)		-	-	-	-	-	-
Accrued Interest Payable	(99,445)	99,445	-	(4)	-	-	-	74,270	(74,270)	-	(4)
Net Cash (Used in) Operating Activities	(6,615,976)	6,378,031	(237,945)		(1,456,503)	(914,179)	(2,370,682)	(1,209,160)	(1,161,522)	(2,370,682)
					(18)
Cash Flows from Financing Activities
Proceeds from convertible debt	6,348,521	(6,293,521)	55,000	(15)	1,587,500	1,426,544	3,014,044	1,550,357	1,463,687	3,014,044	(15)
Cash repayments of convertible debt	-	-	-	(15)	-	(263,595)	(263,595)	-	(263,595)	(263,595	)(15)
Related party advances	-	488,352	488,352	(3)	-	145,347	145,347	-	145,347	145,347	(3)
Repayment of related party advances	-	(488,352)	(488,352	)(3)	-	(277,567)	(277,567)	-	(277,567)	(277,567	)(3)
Net Cash Provided by Financing Activities	6,348,521	(6,293,521)	55,000		1,587,500	1,030,729	2,618,229	1,550,357	1,067,872	2,618,229

Net increase in cash and cash equivalents
Net change in cash	(267,455)	84,510	(182,945)		130,997	116,550	247,547	341,197	(93,650)	247,547
Cash at Beginning of Period	347,838	(93,850)	253,988		6,641	(200)	6,441	6,641	(200)	6,441
Cash at End of Period	80,383	(9,340)	71,043	(2)	137,638	116,350	253,988	347,838	(93,850)	253,988	(2)
					(18)
Supplemental Disclosures
Cash paid for interest	$-	$52,496	$52,496		$-	$72,920	$72,920	$-	$72,920	$72,920
Conversions of debt and related accrued interest and fees	$-	$1,082,830	$1,082,830	(19)	$-	$1,117,672	$1,117,672	$-	$1,117,672	$1,117,672	(19)
Common Shares Issued for Debt Conversions	$387,799,137	$(387,799,137)	$-	(19)	$1,085,722	$(1,085,722)	$-	$154,046,402	$(154,046,402)	$-	(19)
Beneficial conversion feature	$-	$-	$-	(6)	$1,334,143	$(1,334,143)	$-	$1,334,143	$(1,334,143)	$-	(6)

(1)	Balances, results of operations, and cash flows originally presented as of and for the year ended December 31, 2021 in the December 31, 2021 Form 10-K, as filed with the Securities and Exchange Commission on July 21, 2022, were different from the comparative figures presented in the December 31, 2022 10-K, as filed with the Securities and Exchange Commission on April 17, 2023. Both have been included in this schedule to show the impacts of restatement on the financial statements presented in both filings.

(2)	Changes to current assets, current liabilities, revenues, and 2022 operating expenses consisted primarily of previously unrecorded or improperly recorded cash, accounts receivable, and accounts payable activities.

(3)	Related party payables were not previously reduced for significant reimbursements paid out during 2021 and 2022, resulting in overstatement of payables and expenses.

(4)	Accrued liabilities as of December 31, 2022 increased primarily due to accumulated interest on convertible notes and decreased in December 31, 2021 due to previously satisfied liabilities. For consistent presentation purposes, “Accrued interest payable” presented in prior years has been reclassified to “Accrued liabilities.”

(5)	In 2022, the Company incorrectly wrote off a substantial portion of convertible notes to additional paid-in capital. This restatement re-recognizes the still-outstanding convertible notes.

(6)	In connection with the restatement, the Company re-evaluated the terms of convertible notes issued and determined that the conversion features constitute embedded derivatives and has accordingly recognized, valued, and re-measured derivative liabilities as of each balance sheet date and in each period, resulting in substantial impacts to balances and results of operations.

(7)	This line was formerly captioned “Settlement Payable.” The original settlement amount of $195,520 was satisfied in 2021. As of December 31, 2021, the Company accrued $34,137 to accrued liabilities toward the April 2022 additional judgment of $54,920, which was paid in 2022. During the preparation process for the restatement, the Company identified additional judgments and settlements, as disclosed in Note 8 to the financial statements.

(8)	This merchant cash advance liability was settled for stock in December 2018 and has thus been derecognized as of the opening balance sheet date. Furthermore, the Company previously incorrectly recognized and amortized a corresponding asset to consulting fees and ultimately derecognized the asset under impairment expense (2021 10-K) and selling, general and administrative (2022 10-K).

(9)	The Company did not previously present its Series A1 Voting Preferred Stock on the balance sheets or statements of stockholders’ equity and has recognized it in these financial statements.

(10)	This adjustment corrects the par value of the Company’s common stock to $0.00001, as set forth in the DEF-14C filed on December 30, 2020, rather than the previous $0.001 and further corrects the outstanding share counts as of each year-end.

(11)	Additional paid-in capital adjustments primarily consist of re-recognition of notes discussed in (5), the par value corrections related to (9) and (10), and recognition of interest expense related to warrants and commitment shares issued with convertible debt.

(12)	Accumulated deficit changed primarily as a result of derivative accounting related to convertible notes, opening balance adjustments to December 31, 2020 of $621,392, and other changes to the statements of operations presented herein.

(13)	In connection with the restatement, the Company re-evaluated its labor allocations between client-facing (Cost of Sales) and internal operations and adjusted accordingly.

(14)	The KinerjaPay settlement has been reclassified from the debt extinguishment line item, as it was not extinguished.

(15)	These line items correct improper “netting” and missing convertible debt activity previously presented.

(16)	This restatement corrects the previously incorrectly calculated weighted average shares outstanding and accounts for potential dilutive impacts of convertible debt in periods where net income is reported.

(17)	Totals for these lines were originally miscalculated by $471,306.

(18)	Totals for these lines were originally miscalculated by $508,458 and $508,478, respectively.

(19)	The conversion lines originally presented shares as dollar amounts. Refer to the updated line items in the statement of cash flows and statement of stockholders’ deficit.

NOTE 3. GOING CONCERN

As shown in the accompanying financial statements as of December 31, 2022, the Company had $71,043 of cash and $470,683 of current assets, as compared to total current liabilities of $5,227,752, has incurred substantial recurring operating losses, and had an accumulated deficit of $17,900,387. Furthermore, the Company’s revenue and profits have historically been insufficient to generate positive cash flow, and there can be no assurances of future revenues or sufficient profits to fund operations without the need for outside capital or advances from management.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Given these factors, the Company frequently requires financing from outside parties, and management intends to pursue outside capital through debt and equity vehicles. The Company currently has no firm commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4. STOCKHOLDERS’ EQUITY

Series A1 Voting Preferred Stock, $0.00001 Par Value

The Company is authorized to issue 800,000 shares of its Series A1 Voting Preferred Stock (“Series A1”). Series A1 stock has a par value of $0.00001 and entitles the holders to a 51% supermajority vote in any matter that common stockholders may vote on.

As of each December 31, 2022 and 2021, 800,000 Series A1 shares were outstanding and held by the Chairman and CEO.

Common Stock, $0.00001 Par Value

The Company is authorized to issue 100,000,000,000 shares of its $0.00001 par value Common Stock. This class of stock is entitled to vote.

As of December 31, 2022 and 2021, 589,068,581 and 180,478,025 Common shares were issued and outstanding, respectively.

As of December 31, 2022 and 2021, 14,370,551,896 and 14,822,162,417 Common shares, respectively, were reserved for convertible debtholders.

Common Stock Issuances

During 2021 and 2022, the Company issued shares of its Common Stock, as follows:

	Debt Conversions		Warrants Exercised		Commitment Shares		Returned to Treasury
Month	Shares	Total Amount	Shares	Total Amount	Shares	Total Amount	Shares	Total Amount
January 2021	9,834,319	$99,142	-	$-	-	$-	-	$-
February 2021	14,431,245	143,384	-	-	-	-	-	-
March 2021	19,758,900	162,330	-	-	-	-	-	-
April 2021	17,791,251	141,041	-	-	-	-	-	-
May 2021	6,404,717	31,810	-	-	-	-	-	-
June 2021	27,659,697	145,545	-	-	-	-	-	-
July 2021	21,255,430	71,354	-	-	-	-	-	-
August 2021	27,291,759	183,658	-	-	-	-	-	-
September 2021	1,720,213	40,522	-	-	-	-	-	-
November 2021	3,571,428	28,726	-	-	-	-	-	-
December 2021	19,885,714	70,160	7,710,308	-	-	-	-	-
Year Ended December 31, 2021	169,604,673	$1,117,672	7,710,308	$-	-	$-	-	$-

January 2022	9,000,000	$31,500	4,227,238	$-	-	-	-	-
February 2022	41,990,634	168,775	9,861,338	-	-	-	-	-
March 2022	129,868,042	454,954	19,981,656	-	-	-	-	-
April 2022	19,700,000	68,950	-	-	-	-	-	-
August 2022	72,919,883	216,970	-	-	1,428,571	13,143	-	-
September 2022	-	-	-	-	-	-	(3,000,000)	-
October 2022	24,200,000	84,700	-	-	-	-	-	-
November 2022	50,933,436	44,478	-	-	-	-	-	-
December 2022	27,479,758	12,503	-	-	-	-	-	-
Year Ended December 31, 2022	376,091,753	$1,082,830	34,070,232	$-	1,428,571	$13,143	(3,000,000)	$-

Warrants

In 2021, the Company issued warrants to purchase its common stock in connection with the issuance of certain convertible notes in securities purchase agreements. The Company determined the warrants were detachable from the convertible notes and evaluated whether the warrants represented liabilities or equity under ASC 480 – Distinguishing Liabilities from Equity, concluding that they did not have the characteristics of liabilities. As a result, the Company recorded the warrants to equity with a corresponding charge to interest expense at issuance totaling $0 and $5,653,427 for 2022 and 2021, respectively, using the following Black-Scholes inputs to value the warrants:

Strike Price	$0.0035 - $0.50
Risk-free interest rate	0.96 - 1.29%
Time to maturity	5 years
Annualized volatility	462-484%
Dividend rate	0%

A summary of outstanding warrants and related activities follows:

Outstanding, December 31, 2020	-

Issued	158,326,846
Exercised	(8,024,100)
Expired or cancelled	-
Outstanding, December 31, 2021	150,302,746

Issued	-
Exercised	(40,331,428)
Expired or cancelled	-
Outstanding, December 31, 2022	109,971,318

NOTE 5. CONVERTIBLE NOTES PAYABLE, NET

In 2022 and 2021, the Company entered into securities purchase agreements to issue short-term convertible notes with face values totaling $55,000 and $3,105,178, respectively. As the convertible notes are short-term, the Company immediately expensed the discounts to interest expense.

The Company further evaluated the fixed price and variable price conversion features of these notes and determined that they constitute embedded derivatives, as the notes are settled in the Company’s common stock and are effectively call options to the noteholders. Given that the size of the derivative liabilities was substantially larger than the principal amounts of the notes, management did not allocate the value between the instruments, but rather recorded the notes at face value and bifurcated the derivative liability at its respective value, and recorded changes in fair value in the statements of operations. Accordingly, the Company recorded derivative liabilities upon issuance totaling $80,246 and $33,463,111 throughout the years ended December 31, 2022 and 2021, respectively, and recorded corresponding issuance-date losses due to the substantial disparity between the stock price and conversion price at issuance.

The Company used the following inputs to value the derivative liability throughout 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.63-4.76%	0.11-0.73%
Time to maturity	1 Year	1 Year
Annualized volatility	232-254%	281-563%
Dividend rate	0%	0%

These notes generally call for (i) the Company to reserve 4 to 10 times the amount of shares into which the notes are convertible and (ii) an escalating prepayment penalty of 120-145% increasing every 30-60 days up to 180 days.

The following represents key terms of convertible notes that were outstanding and newly issued during 2021 and 2022:

Date	Principal	Purchase Price	Interest	Default Interest	Maturity	Conversion
August 1, 2018	$35,000	$35,000	10%	12%	4/28/2019	(1)
August 29, 2018	$112,750	$112,750	12%	24%	5/29/2019	(2), (7)
April 16, 2019	$112,750	$112,750	10%	12%	4/16/2020	(3)
February 8, 2021	$53,500	$53,500	10%	22%	2/8/2022	(4)
March 19, 2021	$38,500	$38,500	10%	22%	3/19/2022	(4)
April 20, 2021	$43,750	$43,750	10%	22%	4/20/2022	(4)
April 20, 2021	$31,797	$31,797	10%	22%	4/20/2023	(5)
April 20, 2021	$31,797	$31,797	10%	22%	4/20/2023	(5)
May 18, 2021	$88,000	$80,000	8%	15%	5/18/2022	(5), (7)
June 9, 2021	$43,750	$43,750	10%	22%	6/9/2022	(4)
June 9, 2021	$88,000	$80,000	12%	15%	6/9/2022	(5), (7)
June 25, 2021	$110,000	$100,000	8%	15%	6/25/2022	(5), (7)
July 14, 2021	$43,750	$43,750	10%	22%	6/9/2022	(4)
July 28, 2021	$600,000	$500,000	No Stated Rate	No Stated Rate	7/6/2022	(5), (7)
August 6, 2021	$110,000	$110,000	8%	15%	8/6/2022	(5)
August 9, 2021	$333,333	$300,000	12%	15%	8/9/2022	(5), (7)
August 9, 2021	$137,500	$125,000	8%	15%	8/9/2022	(5), (7)
August 10, 2021	$200,000	$180,000	12%	15%	8/10/2022	(5), (7)
August 10, 2021	$110,000	$100,000	8%	15%	8/6/2022	(5), (7)
August 20, 2021	$100,000	$100,000	12%	24%	8/20/2022	(5)
August 20, 2021	$100,000	$100,000	12%	24%	8/20/2022	(5)
August 20, 2021	$100,000	$100,000	12%	15%	8/20/2022	(5), (7)
September 1, 2021	$55,000	$50,000	8%	15%	9/1/2022	(5), (7)
September 1, 2021	$27,500	$25,000	8%	15%	9/1/2022	(5), (7)
September 1, 2021	$27,500	$25,000	8%	15%	9/1/2022	(5)
September 1, 2021	$27,500	$25,000	8%	15%	9/1/2022	(5), (7)
September 2, 2021	$155,000	$140,000	12%	15%	9/2/2022	(5), (7)
September 7, 2021	$34,500	$34,500	8%	15%	9/7/2022	(5)
September 9, 2021	$11,000	$10,000	8%	15%	9/9/2022	(5), (7)
November 10, 2021	$137,500	$125,000	8%	15%	11/10/2022	(6), (7)
November 19, 2021	$136,000	$124,000	12%	15%	11/19/2022	(5)
December 23, 2021	$130,000	$130,000	8%	15%	12/23/2022	(5)
November 4, 2022	$55,000	$55,000	10%	22%	11/4/2023	(4)

(1)	Converts at fixed price of $2.50 per share.
(2)	Converts at lesser of: (i) lowest trade price in previous 25 days on OTC Pink, OTCQB, or other applicable market, or (ii) 58% times the average last two lowest trade prices in 25 previous trading days.
(3)	Converts at fixed price of $2.50 per share for the first 180 days. After 180 days, lesser of: (i) Closing price of previous trading day, or (ii) 65% of lowest trade price in previous 25 days.
(4)	Converts at 61% of the average last 2 lowest trade prices in 20 previous trading days.
(5)	Converts at fixed price of $0.0035 per share.
(6)	Converts at fixed price of $0.05 per share.
(7)	These notes provide for the conversion price to be adjusted downward in the event of a new issuance of convertible debt at a lower conversion price. Management determined the financial statement impact to be immaterial for the periods presented.

On July 28, 2021, the Company entered into a Settlement and Compromise Agreement with KinerjaPay Corp., under which the Company agreed to pay $600,000 to KinerjaPay Corp. According to the agreement, the Company executed a promissory note for $273,000 on or about January 6, 2021. In exchange for the $600,000, the agreement (i) extended the maturity to July 6, 2022, (ii) removed the “demand” feature from the note, (iii) provided for up to $500,000 of advances, (iv) called for a set principal amount of $600,000, and (v) is convertible at a fixed conversion rate of $0.0035 per share. The Company recorded the entire amount as a loss on debt settlement. The relationship with KinerjaPay Corp. and to whom, how, where and when any such funds were disbursed and how they were expended are unclear.

Interest expense for the years ended December 31, 2022 and 2021 totaled $827,408 and $6,239,698, respectively.

As discussed in Note 4, a total of 376,091,753 and 169,604,673 shares were issued for conversions of $1,082,830 and $1,117,672 of convertible debt during 2022 and 2021, respectively.

As of December 31, 2022 and 2021, outstanding balances on these notes totaled $2,026,145 and $2,961,910, respectively. Accrued interest on these notes included in accrued liabilities as of December 31, 2022 and 2021 was $885,793 and $203,182, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413, a company affiliated with its former CEO, Mr. Carl Dorvil, at an interest rate of 6%. This line of credit has a balance of $483,677 at December 31, 2021 and December 31, 2020, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020. On September 1, 2021, the line of credit was extended to September 1, 2023.

The Company also had the following related party activities during the years ended December 31, 2022 and 2021.

				Payments from GEX			Payments to GEX
				Year Ended December 31,			Year Ended December 31,
Name	Relationship	Nature of Activity		2022	2021		2022	2021
Srikumar Vanamali	Chairman of the Board, CEO, CFO, holds 100% of outstanding Series A1 Voting Preferred Stock	Compensation		$312,656	$433,251		$-	$-
		Advances to company	(1)	-	-		488,352	145,347
		Repayment of advances	(1)	488,352	277,567		-	-

FCP Holdings	Entity affiliated with Shaheed Bailey, Director	Indirect compensation		10,000	-		-	-

Joseph Frontiere	Director, Former CEO	Unclear	(2)	110,493	351,990	(3)	-	-

27 Health, LLC	Entity controlled and/or heavily influenced by Mr. Frontiere in his capacity as Executive Chairman	Unclear	(2)	49,500	-	(3)	-	14,000

Quad M Solutions	Entity controlled by Mr. Frontiere, who serves as its Chairman of the Board, CEO and Interim CFO	Staffing and consulting revenues, net of payments out	(4)	13,000	6,000		437,500	199,500

	Totals			$984,001	$1,068,808		$925,852	$358,847

(1)	As of December 31, 2022 and 2021, the Company was indebted to Mr. Vanamali for $0 and $0 for related party advances, respectively.
(2)	In connection with the restatement of financial statements as of and for the years ended December 31, 2022 and 2021, management attempted to ascertain the nature of these payments made while Mr. Frontiere was the Company’s former CEO and CFO from July 27, 2021 to November 3, 2022. Mr. Frontiere did not provide sufficient information substantiating the nature and any business purposes of these transactions, which appear to consist of payments and transfers to (i) Mr. Frontiere’s credit card, (ii) establishments that do not appear business-related, (iii) unclear recipients and/or accounts, and (iv) 27 Health, LLC. Management is unable to ascertain the exact nature and business purpose of these payments and considers it possible that all or portions of these payments may have directly or indirectly benefitted Mr. Frontiere.

(3)	$176,634 and $175,356 of the payments made in 2021 were recorded to cost of staffing and consulting revenues and selling, general and administrative expenses, respectively. $107,521 of the payments made in 2022 were payments for amounts previously recorded to Selling, General and Administrative expenses during 2021 and accrued as of December 31, 2021. The remaining $2,972 of these payments were recorded to selling, general and administrative expense in 2022.

(4)	As of December 31, 2022 and 2021, outstanding accounts receivable due the Company from Quad M Solutions, Inc. were $83,500 and $35,500, respectively. Revenues recognized for 2022 and 2021 totaled $472,500 and $209,000, respectively.

Additionally, the Company identified the following individuals, entities and activities that appeared to be potential related parties but was unable to ascertain the exact relationships or actual nature of transactions:

					Payments from GEX			Payments to GEX
		(1)	(2)		Year Ended December 31,			Year Ended December 31,
Name		Relationship	Stated Nature of Activity		2022	2021		2022	2021
Advisory Consulting Corp		Unclear	Consulting - General/Undefined	(7)	$25,000	$60,000		$-	$-
Best Enterprises, LLC		Unclear	Consulting - Servers and Infrastructure		-	30,000		-	-
Denise Aversano		Unclear	Consulting - General/Undefined		-	15,000		-	-
Denise Kamish		Unclear	Consulting - General/Undefined	(7)	4,000	18,001		-	-
Diamond Jaguar		Unclear	Unclear		-	75,000		-	-
Elizabeth Luongo		Unclear	Consulting - General/Undefined		-	25,000		-	-
GEX Data Labs, Inc.	(3)	Unclear	Consulting - GoatX Development		-	495,000	(4)	-	-
Honour and Associate Ltd.	(3)	Unclear	Consulting - General/Undefined		-	45,000		-	-
Iris Desimone		Unclear	Consulting - General/Undefined	(7)	4,000	14,000		-	-
Jaclyn Castro		Unclear	Consulting - Accounting/Bookkeeping	(7)	9,000	24,000		-	-
KinerjaPay		Unclear	Debt settlement and compromise	(5)	-	-		-	-
Lori Castro		Unclear	Consulting - Accounting/Bookkeeping	(7)	4,000	31,000		-	-
Sandy Cay, LLC		Unclear	Unclear	(6)	-	-		-	25,000
Venture Group Capital		Unclear	Consulting - Business Advisory		-	24,000		-	-
Vero Royale Llc		Unclear	Compensation		-	25,167		-	-

		Totals			$46,000	$881,168		$-	$25,000

(1)	In connection with the restatement of financial statements as of and for the years ended December 31, 2022 and 2021, management attempted to ascertain the nature of certain payments made and agreements entered by Mr. Frontiere while he was the Company’s former CEO and CFO from July 27, 2021 to November 3, 2022. These parties and payments represent persons and entities that the Company identified as potentially affiliated Mr. Frontiere. The actual nature of relationships Mr. Frontiere and/or the Company had with these individuals and entities is unclear, and these parties and related activities have been disclosed in the event they are actually related parties requiring disclosure.

(2)	Management was unable to ascertain the (i) true nature of services stated in applicable consulting arrangements with these individuals and entities, (ii) actual qualifications of such individuals to perform such services, (iii) arm’s length nature of these arrangements, (iv) whether there was ultimately a legitimate business purpose for these arrangements, or (v) whether the Company ultimately benefitted from these payments.

(3)	GEX Data Labs, Inc. was formed in the state of Wyoming on July 30, 2021, with its initial resolutions indicating Mr. Ed Honour was President, Treasurer, Secretary and Director. The Company previously issued a press release on September 30, 2021 indicating that “GXXM [the Company] is a significant shareholder of GDL [GEX Data Labs, Inc.].” However, the actual nature of the relationship between the Company and GEX Data Labs, Inc. and/or Mr. Edward Honour, who also appears to be affiliated with Honour and Associate, Ltd.

(4)	The $495,000 paid to GEX Data Labs, Inc. was not paid in a manner consistent with the payment schedule or total fees of $1,500,000 set forth in the Statement of Work dated June 15, 2021. Furthermore, the press release discussed in (3) indicates the platform was launched in September 2021. Accordingly, it is unclear whether these payments were actually pursuant to the Statement of Work, or for another purpose.

(5)	On July 28, 2021, the Company entered into a settlement and compromise agreement with KinerjaPay, effectively creating a convertible promissory note for $600,000 to settle up to $500,000 of previous amounts purportedly advanced to the Company. The Company is unable to determine how the original funds were disbursed and expended and recorded a loss of $600,000.

(6)	On September 13, 2021, the Company received $25,000 from Sandy Cay, LLC indicating this was a loan. In the absence of sufficient documentation, management believes this is a short-term advance and has accrued it in Accrued Liabilities.

(7)	As of December 31, 2022 and 2021, $0 and $25,000, $0 and $4,000, $0 and $4,000, $0 and $9,000, and $0 and $4,000 were included in accounts payable as balances due to Advisory Consulting Corp, Denise Kamish, Iris Desimone, Jaclyn Castro, and Lori Castro, all respectively.

NOTE 7. INCOME TAXES

The Company recorded no deferred income tax provision or benefit for the years ended December 31, 2021 or 2020, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Texas state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

	As of December 31,
	2022	2021

Net loss before income taxes	$43,574,504	$(52,416,271)
Adjustments to net loss
Permanent book-tax differences	(44,367,759)	44,433,945
Temporary book-tax differences	-	-
Net taxable income (loss)	(793,255)	(7,982,326)
Income tax rate	21%	21%
Income tax recovery	$(166,584)	$(1,676,288)
Valuation allowance change	$166,584	$1,676,288

Provision for income taxes	$-	$-

Components of Deferred Income Tax Assets

	As of December 31,
	2022	2021

Net operating loss carryforward	$2,242,357	$2,075,774
Valuation allowance	(2,242,357)	(2,075,774)
Net deferred income tax asset	$-	$-

NOTE 8. CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Significant Concentrations

The Company identified the following significant concentrations as of and for the years ended December 31, 2022 and 2021:

●	Customer A (related party):

○	21% and 16% of revenues in 2022 and 2021, respectively
○	21% and 19% of accounts receivable as of December 31, 2022 and 2021, respectively

●	Customer B:

○	13% of revenues in 2022
○	10% of accounts receivable as of December 31, 2022

●	Customer C:

○	18% of revenues in 2021
○	11% of accounts receivable as of December 31, 2021

●	Customer D: 12% of revenues in 2021
●	Customer E: 46% of accounts receivable as of December 31, 2021
●	Customer F: 14% of accounts receivable as of December 31, 2022
●	Customer G: 13% of accounts receivable as of December 31, 2021

Litigation, Settlements and Judgments

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

On September 13, 2019, a Judgment by Confession was entered in New York against the Company for $195,250 due to EMA Financial, LLC (“EMA”), a former convertible debtholder, for then-outstanding convertible notes in default, accrued interest and fees. On April 11, 2022, the court awarded a second judgment totaling $20,333. On or around October 5, 2021, a $200,000 payment was made to EMA Financial, and the parties entered into a Mutual Settlement and Release Agreement on August 15, 2022. The agreement called for payment of outstanding interest of $52,496 through August 10, 2022, to be paid as follows: $26,248 due on August 15, 2022, $13,124 due on September 12, 2022, and $13,124 due on October 12, 2022. The Company paid these amounts in 2022, and a Satisfaction of Judgment was entered by EMA on January 23, 2023. As of December 31, 2022 and 2021, accrued interest under this agreement totaling $0 and $34,137, respectively, was included in accrued liabilities.

On October 16, 2018, C6 Capital, LLC (“C6”) obtained a Confession of Judgment for $534,655 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 120802-2018 entitled C6 CAPITAL LLC - v. - GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130736-2021 entitled GEX MANAGEMENT INC et al v. C6 CAPITAL FUNDING LLC) against C6 but was unable to successfully vacate, settle or otherwise resolve the original judgment. As of each December 31, 2022 and 2021, the Company owed $534,655 on this judgment.

On March 22, 2019, Business Merchant Funding (“BMF”) obtained a Confession of Judgment for $151,191 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 123479-2019 entitled BUSINESS MERCHANT FUNDING v. GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130737-2021 entitled GEX MANAGEMENT INC et al v. BUSINESS MERCHANT FUNDING LLC) against BMF, successfully vacating the judgment on February 17, 2022, resulting in a gain of $151,191 in 2022. As of December 31, 2022 and 2021, the Company owed $0 and $151,191, respectively on this judgment.

On October 9, 2018, EIN Cap., Inc. (“EIN”) obtained two Confessions of Judgment each for $471,591, totaling $943,182, against the Company. in Erie County Supreme Court in the State of New York (Case Nos. 815900-2018 and 815919-2018 each entitled EIN CAP, INC - v. - GEX MANAGEMENT INC/GEX MANAGEMENT INC DBA MYEASYHQ/ ATHERIA LLC/DORVIL FINANCIAL GROUP LLC/QUANTUM ENERGY & FINANCE LLC/GEX INSTITUTE LLC/SUCCESS TRAINING INSTITUTE LLC/GROUP EXCELLENCE MANGEMENT LLC/GROUP EXCELLENCE LLC/SUCCESS DYNASTY LLC/US CONSOLIDATE et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 813479-2021 entitled GEX MANAGEMENT, INC. et al v. EIN CAP INC.) against EIN. In November 2022, the EIN and the Company agreed to settle all three of proceedings for $50,000, resulting in a gain of $893,182 in 2021. In 2022, a payment was made for $12,500, and EIN agreed to accept a $30,000 payment to settle the remaining $37,500 balance. As of December 31, 2022 and 2021, the Company owed $0 and $50,000, respectively, on this matter.

As of December 31, 2022 and 2021, the Company had $534,655 and $735,846, respectively, of outstanding litigation-related liabilities.

Other Commitments and Contingencies

Other than the information set forth in this note, management was not aware of any other significant commitments or contingencies as of the date of this filing.

NOTE 9. SUBSEQUENT EVENTS

In 2023, convertible noteholders converted $167,578 of principal, interest and fees into 1,708,444,274 shares of Common Stock.

On April 25, 2023, the Workers’ Compensation Board of the State of New York obtained a judgment against the Company in the amount of $22,000 in the Albany County Supreme Court (Case No. 903715-23 entitled Workers’ Compensation Board of the State of New York vs GEX MANAGEMENT INC).

On September 15, 2023, the Company entered into an accounts receivable financing and security agreement that provided for advances of up to 90% against eligible accounts receivable up to a maximum of $250,000. On December 14, 2023, the Company terminated the relationship and was released from the agreement.

In March 2024, the Company entered into four convertible notes totaling $74,000, with net proceeds of $60,000. The notes call for an (i) interest rate of 15% per annum and (ii) a one-time interest charge of 10% on the principal amount and are convertible into the Company’s Common stock at a fixed rate of $0.0001 per share.

Management has evaluated subsequent events through the date these financial statements were available to be issued and did not identify any other significant events.

