Form 10-K
period 2023-12-31
GEX MANAGEMENT, INC.
filed 2024-04-25
CIK 1681556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Business Operations

GEX Management is a Dallas-based management consulting and staffing firm that offers a wide range of business operational services to clients. The company’s capabilities are geared towards helping organizations optimize their processes and improve their overall efficiency. Some of the business operational service streams and capabilities of GEX Management are listed below:

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

Number of Employees

As of December 31, 2023 we had 25 full time employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

As of December 31, 2023, GEX’s corporate offices were located at 3662 W. Camp Wisdom Road, Dallas, Texas 75237.

Other Property

As of December 31, 2023, GEX does not have interest in material assets involving real estate and fixed equipment.

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

As discussed in NOTE 8 to the financial statements, the Company was involved in the following proceedings:

On September 13, 2019, a Judgment by Confession was entered in New York against the Company for $195,250 due to EMA Financial, LLC (“EMA”), a former convertible debtholder, for then-outstanding convertible notes in default, accrued interest and fees. On April 11, 2022, the court awarded a second judgment totaling $20,333. On or around October 5, 2021, a $200,000 payment was made to EMA Financial, and the parties entered into a Mutual Settlement and Release Agreement on August 15, 2022. The agreement called for payment of outstanding interest of $52,496 through August 10, 2022, to be paid as follows: $26,248 due on August 15, 2022, $13,124 due on September 12, 2022, and $13,124 due on October 12, 2022. The Company paid these amounts in 2022, and a Satisfaction of Judgment was entered by EMA on January 23, 2023. As of December 31,2023 and 2022, accrued interest under this agreement totaling $0 and $34,137, respectively, was included in accrued liabilities.

On October 16, 2018, C6 Capital, LLC (“C6”) obtained a Confession of Judgment for $534,655 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 120802-2018 entitled C6 CAPITAL LLC - v. - GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130736-2021 entitled GEX MANAGEMENT INC et al v. C6 CAPITAL FUNDING LLC) against C6 but was unable to successfully vacate, settle or otherwise resolve the original judgment. As of each December 31, 2023 and 2022, the Company owed $534,655 on this judgment.

On March 22, 2019, Business Merchant Funding (“BMF”) obtained a Confession of Judgment for $151,191 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 123479-2019 entitled BUSINESS MERCHANT FUNDING v. GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130737-2021 entitled GEX MANAGEMENT INC et al v. BUSINESS MERCHANT FUNDING LLC) against BMF, successfully vacating the judgment on February 17, 2022, resulting in a gain of $151,191 in 2022. As of each December 31, 2023 and 2022, the Company owed $0 on this judgment.

On October 9, 2018, EIN Cap., Inc. (“EIN”) obtained two Confessions of Judgment each for $471,591, totaling $943,182, against the Company. in Erie County Supreme Court in the State of New York (Case Nos. 815900-2018 and 815919-2018 each entitled EIN CAP, INC - v. - GEX MANAGEMENT INC/GEX MANAGEMENT INC DBA MYEASYHQ/ ATHERIA LLC/DORVIL FINANCIAL GROUP LLC/QUANTUM ENERGY & FINANCE LLC/GEX INSTITUTE LLC/SUCCESS TRAINING INSTITUTE LLC/GROUP EXCELLENCE MANGEMENT LLC/GROUP EXCELLENCE LLC/SUCCESS DYNASTY LLC/US CONSOLIDATE et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 813479-2021 entitled GEX MANAGEMENT, INC. et al v. EIN CAP INC.) against EIN. In November 2022, the EIN and the Company agreed to settle all three of proceedings for $50,000, resulting in a gain of $893,182 in 2021. In 2022, a payment was made for $12,500, and EIN agreed to accept a $30,000 payment to settle the remaining $37,500 balance. As of each December 31, 2022 and 2021, the Company owed $0 on this matter.

On April 25, 2023, the Workers’ Compensation Board of the State of New York obtained a judgment against the Company in the amount of $22,000 in the Albany County Supreme Court (Case No. 903715-23 entitled Workers’ Compensation Board of the State of New York vs GEX MANAGEMENT INC). As of December 31, 2023, $22,000 was outstanding on this judgment.

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

Quarter Ended	March 31,	June 30,	September 30,	December 31,

Fiscal Year 2023
High	$0.0015	$0.0012	$0.0003	$0.0002
Low	$0.0002	$0.0001	$0.0001	$0.0001

Fiscal Year 2022
High	$0.1800	$0.0180	$0.0112	$0.0044
Low	$0.0050	$0.0040	$0.0012	$0.0003

Shareholders

As of December 31, 2023, there were approximately 111 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

No Dividends were declared for the year ended December 31, 2023.

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

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues

In 2023, the Company recognized $2,095,545 of revenue, as compared to $2,338,979 in 2022, for a decrease of $243,434 or 10%. The decrease in revenue is due to fluctuations as client needs changed.

Cost of Services and Gross Margins

In 2023, costs of revenues increased to $1,366,674, as compared to $1,234,243 in 2022, for an increase of $132,431 or 11%. This increase in cost of revenue impacted the company’s gross margin, which decreased from 47% in fiscal year 2022 to 35% in fiscal year 2023. The increase in cost of revenue was primarily driven by higher personnel costs.

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

Operating Expenses

Operating expenses declined from $1,070,583 in 2022 to $809,639 in 2023, representing a decrease of $260,944 or 24%. This decrease in operating expenses was primarily driven by several factors, including improved cost management, streamlining of business processes, and reduced marketing and advertising expenses.

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

Net Operating Loss

During fiscal year 2022, the Company’s generated net operating losses of $80,768 in 2023 and net operating income of $34,153 in 2022, for a change of $114,921 or 336%. This change in net loss was primarily driven by a decrease in revenue, net of improved cost management and a broader reduction in operating expenses.

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

Other Income/(Expense)

In 2023, the Company recognized net other income of $481,055, as compared to $43,540,351 in 2022, for a decrease of $43,059,296 or 99%. This change was primarily driven by substantial changes in fair value of the derivative liability on the Company’s convertible debt, which resulted from a significant dilution-driven decline in the Company’s stock price in 2022 and 2023 that impacted key inputs used to value the derivative liability. The remaining changes in net other expense resulted from interest expense on convertible debt and losses on judgments.

Net Income

The Company generated net income of $400,287 during the year ended December 31, 2023, as compared to $43,574,504 for the year ended December 31, 2022, representing a decrease of $43,174,217 or 99%. The net income and substantial year-over-year change were primarily driven by accounting for derivative liabilities associated with the Company’s convertible debt.

Liquidity and Capital Resources

As shown in the accompanying financial statements as of December 31, 2023, the Company had $18,173 of cash and $499,160 of current assets, as compared to total current liabilities of $4,688,364, has incurred substantial recurring operating losses, and had an accumulated deficit of $17,500,100. Furthermore, the Company’s revenue and profits have historically been insufficient to generate positive cash flow, and there can be no assurances of future revenues or sufficient profits to fund operations.

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

A summary of our cash flows for the twelve months ended December 31, 2023 and 2022 is as follows:

	2023	2022
Net cash used in operating activities	$(52,870)	$(237,945)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	55,000
Net increase(decrease) in cash and cash equivalents	$(52,870)	$(182,945)

Net cash used in operating activities was $52,870 for the twelve months ended December 31, 2023, as compared to $237,945 of cash used in operating activities for the twelve months ended December 31, 2022, for a decrease of $185,075 or 78%. Cash used in operations decreased significantly due to reduced operating costs.

Net cash provided by financing activities was $0 for the twelve months ended December 31, 2023, as compared to $55,000 for the twelve months ended December 31, 2022, representing a decrease of $55,000 or 100%. The decrease was primarily due to no new convertible debt issuances in 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEX MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GEX Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEX Management, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

April 25, 2024

GEX Management, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	As of
	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$18,173	$71,043
Accounts receivable, net	480,987	399,640
Total Current Assets	499,160	470,683

Non-Current Assets	-	-

TOTAL ASSETS	$499,160	$470,683

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$49,959	$46,458
Related party payables	2,419	-
Accrued liabilities	1,421,437	910,793
Litigation liabilities	556,655	534,655
Convertible notes payable, net	1,881,495	2,026,145
Derivative liability	292,722	1,226,024
Line of credit - related party	483,677	483,677
Total Current Liabilities	4,688,364	5,227,752

Non-Current Liabilities	-	-

Total Liabilities	4,688,364	5,227,752

Commitments and Contingencies (Note 7)	-	-

Stockholders’ (Deficiency):
Series A1 Voting Preferred Stock, $0.001 par value; 800,000 shares authorized, 800,000 issued and outstanding as of each, December 31, 2023 and 2022.	800	800
Common stock, $0.00001 par value, 100,000,000,000 shares authorized, 2,297,512,885 and 589,068,581 issued and outstanding as of December 31, 2023 and 2022, respectively.	22,975	5,891
Additional paid-in capital	13,287,121	13,136,627
Accumulated deficit	(17,500,100)	(17,900,387)
Total Stockholders’ (Deficiency)	(4,189,204)	(4,757,069)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$499,160	$470,683

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Operations Years Ended

December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Staffing and consulting revenues	$1,863,545	$1,866,479
Consulting revenues - related party	232,000	472,500
Total revenues	2,095,545	2,338,979

Cost of staffing and consulting revenues	(1,216,674)	(1,046,649)
Cost of consulting revenues - related party compensation	(150,000)	(187,594)
Total cost of revenues	(1,366,674)	(1,234,243)

Gross Profit	728,871	1,104,736

Operating Expenses:
Selling, general and administrative	709,639	935,521
Compensation - related party	100,000	135,062
Total Operating Expenses	809,639	1,070,583

(Loss)/Income from operations	(80,768)	34,153

Other Income/(Expense):
Interest expense	(430,247)	(827,408)
Change in fair value of derivative liability	1,059,318	44,315,804
(Loss)/gain on judgments and settlements	(22,000)	171,191
Loss on derivative liability at issuance	-	(80,246)
(Loss) on extinguishment of debt	(126,016)	(38,990)
Total Other Income	481,055	43,540,351

Net Income	$400,287	$43,574,504

Net Income per Common Share
Basic Income per share attributable to common stockholders	$0.00	$0.11
Diluted Income per share attributable to common stockholders	$0.00	$0.04
Basic weighted average number of common shares outstanding	713,924,107	410,795,994
Diluted weighted average number of common shares outstanding	2,623,404,175	1,166,959,052

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

Years Ended December 31, 2023 and 2022

	Series A1 Voting Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2021	800,000	$800	180,478,025	$1,805	$12,044,740	$(61,474,891)	$(49,427,546)

Debt conversions			376,091,753	3,761	1,079,069		1,082,830
Cashless warrant exercises			34,070,232	341	(341)		-
Commitment shares issued in connection with convertible debt			1,428,571	14	13,129		13,143
Shares returned to treasury			(3,000,000)	(30)	30		-
Net income						43,574,504	43,574,504
Balance, December 31, 2022	800,000	800	589,068,581	5,891	13,136,627	(17,900,387)	(4,757,069)

Debt conversions			1,708,444,274	17,084	150,494		167,578
Net income						400,287	400,287
Balance, December 31, 2023	800,000	$800	2,297,512,855	$22,975	$13,287,121	$(17,500,100)	$(4,189,204)

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Consolidated Statements of Cash Flow

Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Cash Flows from Operating Activities
Net Income	$400,287	$43,574,504
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Change in fair value of derivative liability	(1,059,318)	(44,315,804)
Derivative liability loss on issuance	-	80,246
Loss on extinguishment of debt	126,016	38,990
Loss/(gain) on judgments and settlements	22,000	(171,191)
Non-cash interest expense for warrants and commitment shares issued with convertible debt	-	13,143
Changes in operating assets and liabilities:
Accounts receivable	(81,347)	(214,679)
Accounts payable	3,501	12,170
Accrued liabilities	510,644	682,611
Accrued interest and fee conversions (non-cash change)	22,928	92,065
Litigation liabilities	-	(30,000)
Related party payables	2,419	-
Net Cash (Used in) Operating Activities	(52,870)	(237,945)

Cash Flows from Investing Activities
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible debt	-	55,000
Related party advances	261,265	488,352
Repayment of related party advances	(261,265)	(488,352)
Net Cash Provided by Financing Activities	-	55,000

Net Change In Cash	(52,870)	(182,945)

Cash at Beginning of Period	71,043	253,988
Cash at End of Period	$18,173	$71,043

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$52,496

Supplemental Disclosure of Non-Cash Financing Activities:
Conversions of debt and related accrued interest and fees	$167,578	$1,082,830

See accompanying notes to the consolidated financial statements.

GEX Management, Inc.

Notes to the Consolidated Financial Statements

December 31, 2023

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

Related Parties

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Related party activities and balances are set forth in NOTE 6 to the financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments with original maturities of three months or less. The Company had no cash equivalents as of December 31, 2023 and 2022.

Accounts Receivable

Accounts receivable consists of accrued services and consulting receivables due from customers. The receivables are generally due within 30 to 45 days after the date of the invoice. Accounts receivable is carried at their face amount, less an allowance for doubtful accounts. Write-offs are recorded at the time when a customer receivable is deemed uncollectible.

Bad debt expense for the years ended December 31, 2023 and 2022 was $0 and $62,560, respectively. As of December 31, 2023 and 2022, net accounts receivable was $480,987 and $399,640, net of allowances for bad debts of $64,640 and $2,080, all respectively.

Impairment of Long-Lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, and its equity method investments when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company evaluated the long-lived assets as of December 31, 2023 and determined that the long lived assets should be fully impaired as they no longer held future value. As a result, the Company recorded an impairment expense in the amount

Derivative Financial Instruments

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

Earnings Per Share

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing the period income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing the income (loss) available to common share holders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, estimated shares that would be issued for outstanding convertible debt on an if-converted basis, common stock dividends, warrants and options to acquire common stock, would be considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to the net loss per share.

The Company calculated basic and diluted earnings per share for the years ended December 31, 2023 and 2022 as follows:

		Weighted Average
	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2023
Basic Income Per Share
Net income available to common stockholders	$400,287	713,924,107	$0.00
Diluted Income Per Share
Convertible debt - if converted	-	1,909,480,068
Income available to common stockholders (diluted)	$400,287	2,623,404,175	$0.00

Year Ended December 31, 2022
Basic Income Per Share
Net income available to common stockholders	$43,574,504	410,795,994	$0.11
Diluted Income Per Share
Convertible debt - if converted	-	756,163,058
Income available to common stockholders (diluted)	$43,574,504	1,166,959,052	$0.04

Recently Issued Accounting Pronouncements

There are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board (“FASB”) which the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2023 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Additionally, during the preparation process for the restatement, management discovered substantial accounting errors and omitted disclosures in the previously issued financial statements and determined that such matters require restatement as well.

The following table reflects the impacts on the Company’s balance sheet, statement of operations, and statement of cash flows as of and for the year ended December 31, 2022.

	As of and Year Ended December 31, 2022
Certain captions have been modified to conform to current period presentation.	As Originally Stated	Adjustments	As Restated
Balance Sheet

Assets
Total assets (all current)	462,814	7,869	470,683	(1)

Liabilities
Accounts payable	253,286	(206,828)	46,458	(1)
Related party payables	660,919	(660,919)	-	(2)
Accrued liabilities	233,688	677,105	910,793	(3)
Convertible notes payable, net	208,930	1,817,215	2,026,145	(4)
Derivative liability	-	1,226,024	1,226,024	(5)
Litigation liabilities	-	534,655	534,655	(15)
Line of credit - related party	483,677	-	483,677
Total liabilities (all current)	1,840,499	3,387,253	5,227,752

Stockholders’ Deficit
Series A1 Voting Preferred Stock	-	800	800	(7)
Common Stock	592,916	(587,025)	5,891	(8)
Additional paid-in capital	12,169,839	966,788	13,136,627	(9)
Accumulated deficit	(14,140,439)	(3,355,713)	(17,900,387	)(10)
Total stockholders’ deficit	(1,377,685)	(3,379,384)	(4,757,069)

Total liabilities and stockholders’ deficit	462,814	7,869	470,683
	-
Statements of Operations

Staffing and consulting revenues	2,270,535	68,444	2,338,979	(1)
Cost of staffing and consulting revenues	(1,132,416)	(101,827)	(1,234,243	)(11)
Gross margin	1,138,119	(33,383)	1,104,736

Operating expenses	1,467,457	(396,874)	1,070,583	(1)
Operating loss	(329,337)	363,491	34,153

Other income (expense)
Other income (expense)	(109,477)	109,477	-
Credit charges and debt adjustments	(671,408)	671,408	-	(2)
Interest expense	(15,120)	(812,288)	(827,408	)(3)
Change in fair value of derivative liability	-	44,315,804	44,315,804	(5)
Loss on derivative liability at issuance	-	(80,246)	(80,246	)(5)
Gain on settlements	-	171,191	171,191	(15)
(Loss) on extinguishment of debt	-	(38,990)	(38,990	)(3)
Net other income/(expense)	(796,005)	44,336,356	43,540,351

Net income/(loss)	(1,125,342)	44,699,846	43,574,504	(5)
Basic weighted average common shares outstanding	592,462,070	(181,666,076)	410,795,994	(13)
Diluted weighted average common shares outstanding	592,462,070	574,496,982	1,166,959,052	(13)
Basic income per share	$0.002	$0.108	$0.11	(13)
Diluted income per share	$0.002	$0.038	$0.04	(13)

Statements of Cash Flows

Cash Flows from Operating Activities
Net Income/(Loss)	(1,125,342)	44,699,846	43,574,504	(5)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in fair value of derivative liability		(44,315,804)	(44,315,804	)(5)
Derivative liability loss on issuance		80,246	80,246	(5)
Non-cash interest expense for warrants and commitment shares issued with convertible debt		13,143	13,143	(9)
Loss/(gain) on extinguishment of debt	-	38,990	38,990	(5)
(Gain) on settlements		(171,191)	(171,191)
Change in Assets and Liabilities:
Accounts receivable	(189,174)	(25,505)	(214,679	)(1)
Other Current Assets	(25,106)	25,106	-	(1)
Other Assets	(4,141,587)	4,141,587	-	(6)
Related Party Payable	488,352	(488,352)	-	(2)
Accounts payable	208,999	(196,829)	12,170	(1)
Accrued liabilities	(1,732,673)	2,415,284	682,611	(3)
Litigation liabilities	-	(30,000)	(30,000)
Accrued interest and fee conversions (non-cash change)	-	92,065	92,065	(3)
Accrued Interest Payable	(99,445)	99,445	-	(3)
Net Cash (Used in) Operating Activities	(6,615,976)	6,378,031	(237,945)

Cash Flows from Investing Activities
Net Cash (Used in) Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible debt	6,348,521	(6,293,521)	55,000	(12)
Related party advances	-	488,352	488,352	(2)
Repayment of related party advances	-	(488,352)	(488,352	)(2)
Net Cash Provided by Financing Activities	6,348,521	(6,293,521)	55,000

Net increase in cash and cash equivalents
Net change in cash	(267,455)	84,510	(182,945)
Cash at Beginning of Period	347,838	(93,850)	253,988
Cash at End of Period	80,383	(9,340)	71,043	(1)

Supplemental Disclosures
Cash paid for interest	$-	$52,496	$52,496
Conversions of debt and related accrued interest and fees	$-	$1,082,830	$1,082,830	(14)
Common Shares Issued for Debt Conversions	$387,799,137	$(387,799,137)	$-	(14)

(1)	Changes to current assets, current liabilities, revenues, and 2022 operating expenses consisted primarily of previously unrecorded or improperly recorded cash, accounts receivable, and accounts payable activities.
(2)	Related party payables were not previously reduced for significant reimbursements paid out during 2021 and 2022, resulting in overstatement of payables and expenses.
(3)	Accrued liabilities as of December 31, 2022 increased primarily due to accumulated interest on convertible notes and decreased in December 31, 2021 due to previously satisfied liabilities. For consistent presentation purposes, “Accrued interest payable” presented in prior years has been reclassified to “Accrued liabilities.”
(4)	In 2022, the Company incorrectly wrote off a substantial portion of convertible notes to additional paid-in capital. This restatement re-recognizes the still-outstanding convertible notes.
(5)	In connection with the restatement, the Company re-evaluated the terms of convertible notes issued and determined that the conversion features constitute embedded derivatives and has accordingly recognized, valued, and re-measured derivative liabilities as of each balance sheet date and in each period, resulting in substantial impacts to balances and results of operations.
(6)	This merchant cash advance liability was settled for stock in December 2018 and has thus been derecognized as of the opening balance sheet date. Furthermore, the Company previously incorrectly recognized and amortized a corresponding asset to consulting fees and ultimately derecognized the asset under impairment expense (2021 10-K) and selling, general and administrative (2022 10-K).
(7)	The Company did not previously present its Series A1 Voting Preferred Stock on the balance sheets or statements of stockholders’ equity and has recognized it in these financial statements.
(8)	This adjustment corrects the par value of the Company’s common stock to $0.00001, as set forth in the DEF-14C filed on December 30, 2020, rather than the previous $0.001 and further corrects the outstanding share counts as of each year-end.
(9)	Additional paid-in capital adjustments primarily consist of re-recognition of notes discussed in (5), the par value corrections related to (9) and (10), and recognition of interest expense related to warrants and commitment shares issued with convertible debt.
(10)	Accumulated deficit changed primarily as a result of derivative accounting related to convertible notes, opening balance adjustments to December 31, 2020 of $621,392, and other changes to the statements of operations presented herein.
(11)	In connection with the restatement, the Company re-evaluated its labor allocations between client-facing (Cost of Sales) and internal operations and adjusted accordingly.
(12)	These line items correct improper “netting” and missing convertible debt activity previously presented.
(13)	This restatement corrects the previously incorrectly calculated weighted average shares outstanding and accounts for potential dilutive impacts of convertible debt in periods where net income is reported.
(14)	The conversion lines originally presented shares as dollar amounts. Refer to the updated line items in the statement of cash flows and statement of stockholders’ deficit.
(15)	During the preparation process for the restatement, the Company identified additional judgments and settlements, as disclosed in Note 8 to the financial statements.

NOTE 3. GOING CONCERN

As shown in the accompanying financial statements as of December 31, 2023, the Company had $18,173 of cash and $499,160 of current assets, as compared to total current liabilities of $4,688,364, has incurred substantial recurring operating losses, and had an accumulated deficit of $17,500,100. Furthermore, the Company’s revenue and profits have historically been insufficient to generate positive cash flow, and there can be no assurances of future revenues or sufficient profits to fund operations without the need for outside capital or advances from management.

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

As of each December 31,2023 and 2022, 800,000 Series A1 shares were outstanding and held by the Chairman and CEO.

Common Stock, $0.00001 Par Value

The Company is authorized to issue 100,000,000,000 shares of its $0.00001 par value Common Stock. This class of stock is entitled to vote.

As of December 31,2023 and 2022, 2,297,512,885 and 589,068,581 Common shares were issued and outstanding, respectively.

As of December 31,2023 and 2022, 15,279,469,715 and 14,370,551,896 Common shares, respectively, were reserved for convertible debtholders.

Common Stock Issuances

During 2022 and 2023, the Company issued shares of its Common Stock, as follows:

	Debt Conversions		Warrants Exercised		Commitment Shares		Returned to Treasury
Month	Shares	Total Amount	Shares	Total Amount	Shares	Total Amount	Shares	Total Amount
January 2022	9,000,000	$31,500	4,227,238	$-	-	-	-	-
February 2022	41,990,634	168,775	9,861,338	-	-	-	-	-
March 2022	129,868,042	454,954	19,981,656	-	-	-	-	-
April 2022	19,700,000	68,950	-	-	-	-	-	-
August 2022	72,919,883	216,970	-	-	1,428,571	13,143	-	-
September 2022	-	-	-	-	-	-	(3,000,000)	-
October 2022	24,200,000	84,700	-	-	-	-	-	-
November 2022	50,933,436	44,478	-	-	-	-	-	-
December 2022	27,479,758	12,503	-	-	-	-	-	-
Year Ended December 31, 2022	376,091,753	$1,082,830	34,070,232	$-	1,428,571	$13,143	(3,000,000)	$-

January 2023	29,280,923	$9,516	-	$-	-	$-	-	$-
February 2023	30,576,923	7,950	-	-	-	-	-	-
March 2023	31,730,769	8,250	-	-	-	-	-	-
April 2023	33,473,076	4,352	-	-	-	-	-	-
May 2023	109,471,307	11,347	-	-	-	-	-	-
June 2023	470,421,691	58,172	-	-	-	-	-	-
July 2023	191,823,332	12,147	-	-	-	-	-	-
August 2023	317,275,794	24,424	-	-	-	-	-	-
September 2023	89,546,307	5,821	-	-	-	-	-	-
October 2023	94,422,153	6,137	-	-	-	-	-	-
November 2023	202,034,769	12,417	-	-	-	-	-	-
December 2023	108,387,230	7,045	-	-	-	-	-	-
Year Ended December 31, 2023	1,708,444,274	$167,578	-	$-	-	$-	-	$-

Warrants

In 2021, the Company issued warrants to purchase its common stock in connection with the issuance of certain convertible notes in securities purchase agreements. The Company determined the warrants were detachable from the convertible notes and evaluated whether the warrants represented liabilities or equity under ASC 480 – Distinguishing Liabilities from Equity, concluding that they did not have the characteristics of liabilities. As a result, the Company recorded the warrants to equity with a corresponding charge to interest expense at issuance.

A summary of outstanding warrants and related activities follows:

Outstanding, December 31, 2020	150,302,746

Issued	-
Exercised	(40,331,428)
Expired or cancelled	-
Outstanding, December 31, 2021	109,971,318

Issued	-
Exercised	-
Expired or cancelled	-
Outstanding, December 31, 2022	109,971,318

NOTE 5. CONVERTIBLE NOTES PAYABLE, NET

In 2023 and 2022, the Company entered into securities purchase agreements to issue short-term convertible notes with face values totaling $0 and $55,000.

The Company further evaluated the fixed price and variable price conversion features of these notes and determined that they constitute embedded derivatives, as the notes are settled in the Company’s common stock and are effectively call options to the noteholders. Given that the size of the derivative liabilities was substantially larger than the principal amounts of the notes, management did not allocate the value between the instruments, but rather recorded the notes at face value and bifurcated the derivative liability at its respective value, and recorded changes in fair value in the statements of operations. Accordingly, the Company recorded derivative liabilities upon issuance totaling $0 and $80,246 throughout the years ended December 31, 2023 and 2022, respectively, and recorded corresponding issuance-date losses due to the substantial disparity between the stock price and conversion price at issuance.

The Company used the following inputs to value the derivative liability throughout 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.56-5.46%	1.63-4.76%
Time to maturity	1 Year	1 Year
Annualized volatility	255-556%	232-254%
Dividend rate	0%	0%

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

Interest expense for the years ended December 31, 2023 and 2022 totaled $430,247 and $827,408, respectively.

As discussed in Note 4, a total of 1,708,444,274 and 376,091,753 common shares were issued for conversions of $167,578 and $1,082,830 convertible debt and accrued interest and fees during 2023 and 2022, respectively.

As of December 31,2023 and 2022, outstanding balances on these notes totaled $1,881,495 and $2,026,145, respectively. Accrued interest on these notes included in accrued liabilities as of December 31,2023 and 2022 was $1,291,796 and $885,793, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On March 1, 2015 the Company entered into a Line of Credit Agreement with P413, a company affiliated with its former CEO, Mr. Carl Dorvil, at an interest rate of 6%. This line of credit has a balance of $483,677 at December 31, 2022 and December 31, 2020, respectively. On May 2, 2018, this line of credit was extended to April 1, 2020. On September 1, 2018, the line of credit was extended to September 1, 2020. On September 1, 2021, the line of credit was extended to September 1, 2023.

The Company also had the following related party activities during the years ended December 31, 2023 and 2022.

				Payments from GEX			Payments to GEX
		Nature of		Year Ended December 31,			Year Ended December 31,
Name	Relationship	Activity		2023	2022		2023	2022
Srikumar Vanamali	Chairman of the Board, CEO, CFO, holds 100% of outstanding Series A1 Voting Preferred Stock	Compensation		$247,580	$312,656		$-	$-
		Advances to company	(1)	-	-		261,265	488,352
		Repayment of advances	(1)	261,265	488,352		-	-

FCP Holdings	Entity affiliated with Shaheed Bailey, Director	Indirect compensation		-	10,000		-	-

Joseph Frontiere	Director, Former CEO	Unclear	(2)	-	110,493	(3)	-	-

27 Health, LLC	Entity controlled and/or heavily influenced by Mr. Frontiere in his capacity as Executive Chairman	Unclear	(2)	-	49,500	(3)	-	-

Quad M Solutions	Entity controlled by Mr. Frontiere, who serves as its Chairman of the Board, CEO and Interim CFO	Staffing and consulting revenues, net of payments out	(4)	8,000	13,000		171,000	437,500

	Totals			$516,845	$984,001		$432,265	$925,852

(1)	As of December 31, 2023 and 2022, the Company was indebted to Mr. Vanamali for $0 and $0 for related party advances and $2,419 and $0 of accrued and unpaid compensation, all respectively.

(2)	In connection with the restatement of financial statements as of and for the years ended December 31, 2022 and 2021, management attempted to ascertain the nature of these payments made while Mr. Frontiere was the Company’s former CEO and CFO from July 27, 2021 to November 3, 2022. Mr. Frontiere did not provide sufficient information substantiating the nature and any business purposes of these transactions, which appear to consist of payments and transfers to (i) Mr. Frontiere’s credit card, (ii) establishments that do not appear business-related, (iii) unclear recipients and/or accounts, and (iv) 27 Health, LLC. Management is unable to ascertain the exact nature and business purpose of these payments and considers it possible that all or portions of these payments may have directly or indirectly benefitted Mr. Frontiere.

(3)	$107,521 of the payments made in 2022 were payments for amounts previously recorded to Selling, General and Administrative expenses during 2021 and accrued as of December 31, 2021. The remaining $2,972 of these payments were recorded to selling, general and administrative expense in 2022.

(4)	As of December 31, 2023 and 2022, outstanding accounts receivable due the Company from Quad M Solutions, Inc. were $152,500 and $83,500, respectively. Revenues recognized for 2023 and 2022 totaled $232,000 and $472,500, respectively.

Additionally, the Company identified the following individuals, entities and activities that appeared to be potential related parties but was unable to ascertain the exact relationships or actual nature of transactions:

				Payments from GEX		Payments to GEX
	(1)	(2)		Year Ended December 31,		Year Ended December 31,
Name	Relationship	Stated Nature of Activity		2023	2022	2023	2022
Advisory Consulting Corp	Unclear	Consulting - General/Undefined	(3)	$-	$25,000	$-	$-
Denise Kamish	Unclear	Consulting - General/Undefined	(3)	-	4,000	-	-
Iris Desimone	Unclear	Consulting - General/Undefined	(3)	-	4,000	-	-
Jaclyn Castro	Unclear	Consulting - Accounting/Bookkeeping	(3)	-	9,000	-	-
Lori Castro	Unclear	Consulting - Accounting/Bookkeeping	(3)	-	4,000	-	-

	Totals			$-	$46,000	$-	$-

(1)	In connection with the restatement of financial statements as of and for the years ended December 31, 2022 and 2021, management attempted to ascertain the nature of certain payments made and agreements entered by Mr. Frontiere while he was the Company’s former CEO and CFO from July 27, 2021 to November 3, 2022. These parties and payments represent persons and entities that the Company identified as potentially affiliated Mr. Frontiere. The actual nature of relationships Mr. Frontiere and/or the Company had with these individuals and entities is unclear, and these parties and related activities have been disclosed in the event they are actually related parties requiring disclosure.

(2)	Management was unable to ascertain the (i) true nature of services stated in applicable consulting arrangements with these individuals and entities, (ii) actual qualifications of such individuals to perform such services, (iii) arm’s length nature of these arrangements, (iv) whether there was ultimately a legitimate business purpose for these arrangements, or (v) whether the Company ultimately benefitted from these payments.

(3)	These payments were made on balances accrued as of December 31, 2021. As of December 31, 2023 and 2022, there were no balances due these parties.

NOTE 7. INCOME TAXES

The Company recorded no deferred income tax provision or benefit for the years ended December 31, 2022 or 2020, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Texas state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

	As of December 31,
	2023	2022

Net loss before income taxes	$400,287	$43,574,504
Adjustments to net loss
Permanent book-tax differences	(911,302)	(44,367,759)
Temporary book-tax differences	-	-
Net taxable (loss)	(511,015)	(793,255)
Income tax rate	21%	21%
Income tax recovery	$(107,313)	$(166,584)
Valuation allowance change	$107,313	$166,584

Provision for income taxes	$-	$-

Components of Deferred Income Tax Assets

	As of December 31,
	2023	2022

Net operating loss carryforward	$2,349,670	$2,242,357
Valuation allowance	(2,349,670)	(2,242,357)
Net deferred income tax asset	$-	$-

NOTE 8. CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Significant Concentrations

The Company identified the following significant concentrations as of and for the years ended December 31,2023 and 2022:

●	Customer A (related party):

○	11% and 21% of revenues in 2023 and 2022, respectively
○	32% and 21% of accounts receivable as of December 31, 2023 and 2022, respectively

●	Customer B:

○	13% of revenues in 2022
○	10% of accounts receivable as of December 31, 2022

●	Customer C: 13% and 14% of accounts receivable as of December 31, 2023 and 2022, respectively

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

On September 13, 2019, a Judgment by Confession was entered in New York against the Company for $195,250 due to EMA Financial, LLC (“EMA”), a former convertible debtholder, for then-outstanding convertible notes in default, accrued interest and fees. On April 11, 2022, the court awarded a second judgment totaling $20,333. On or around October 5, 2021, a $200,000 payment was made to EMA Financial, and the parties entered into a Mutual Settlement and Release Agreement on August 15, 2022. The agreement called for payment of outstanding interest of $52,496 through August 10, 2022, to be paid as follows: $26,248 due on August 15, 2022, $13,124 due on September 12, 2022, and $13,124 due on October 12, 2022. The Company paid these amounts in 2022, and a Satisfaction of Judgment was entered by EMA on January 23, 2023. As of December 31,2023 and 2022, accrued interest under this agreement totaling $0 and $34,137, respectively, was included in accrued liabilities.

On October 16, 2018, C6 Capital, LLC (“C6”) obtained a Confession of Judgment for $534,655 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 120802-2018 entitled C6 CAPITAL LLC - v. - GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130736-2021 entitled GEX MANAGEMENT INC et al v. C6 CAPITAL FUNDING LLC) against C6 but was unable to successfully vacate, settle or otherwise resolve the original judgment. As of each December 31, 2023 and 2022, the Company owed $534,655 on this judgment.

On March 22, 2019, Business Merchant Funding (“BMF”) obtained a Confession of Judgment for $151,191 against the Company. in Ontario County Supreme Court in the State of New York (Case No. 123479-2019 entitled BUSINESS MERCHANT FUNDING v. GEX MANAGEMENT INC et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 130737-2021 entitled GEX MANAGEMENT INC et al v. BUSINESS MERCHANT FUNDING LLC) against BMF, successfully vacating the judgment on February 17, 2022, resulting in a gain of $151,191 in 2022. As of each December 31, 2023 and 2022, the Company owed $0 on this judgment.

On October 9, 2018, EIN Cap., Inc. (“EIN”) obtained two Confessions of Judgment each for $471,591, totaling $943,182, against the Company. in Erie County Supreme Court in the State of New York (Case Nos. 815900-2018 and 815919-2018 each entitled EIN CAP, INC - v. - GEX MANAGEMENT INC/GEX MANAGEMENT INC DBA MYEASYHQ/ ATHERIA LLC/DORVIL FINANCIAL GROUP LLC/QUANTUM ENERGY & FINANCE LLC/GEX INSTITUTE LLC/SUCCESS TRAINING INSTITUTE LLC/GROUP EXCELLENCE MANGEMENT LLC/GROUP EXCELLENCE LLC/SUCCESS DYNASTY LLC/US CONSOLIDATE et al) related to previous merchant cash advance arrangements. On September 28, 2021, the Company commenced litigation (Case No. 813479-2021 entitled GEX MANAGEMENT, INC. et al v. EIN CAP INC.) against EIN. In November 2022, the EIN and the Company agreed to settle all three of proceedings for $50,000, resulting in a gain of $893,182 in 2021. In 2022, a payment was made for $12,500, and EIN agreed to accept a $30,000 payment to settle the remaining $37,500 balance. As of each December 31, 2022 and 2021, the Company owed $0 on this matter.

On April 25, 2023, the Workers’ Compensation Board of the State of New York obtained a judgment against the Company in the amount of $22,000 in the Albany County Supreme Court (Case No. 903715-23 entitled Workers’ Compensation Board of the State of New York vs GEX MANAGEMENT INC). As of December 31, 2023, $22,000 was outstanding on this judgment.

As of December 31, 2023 and 2022, the Company had $556,655 and $534,655, respectively, of outstanding litigation-related liabilities.

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

During the years ended December 31, 2022 and 2021 and the subsequent interim period through September 30, 2023, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hudgens, would have caused Hudgens to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Hudgens on the Company’s consolidated financial statements as of and for the years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Executive Officer in connection with the preparation of our financial statements as of December 31, 2023 and communicated the matters to our management and board of directors.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors a of the Company as of December 31, 2023.

Name	Age	Position	Held Since
Sri Vanamali	41	President, CEO & CFO;	October 2022
3662 W. Camp Wisdom Road		Chairman of the Board
Dallas, Texas 75237

Joseph Frontiere	33	Director	July 2021
Dallas, Texas 75237

Shaheed Bailey	36	Director	October 2018
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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2023 in all capacities for the accounts of our executives, including the Chief Executive Officer (“CEO”):

The following officers received the following compensation for the years ended December 31, 2023. These officers have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation
Sri Vanamali,	2023	$250,000	$-	$-	$-	$-	$-	$-
President, CEO	2022	$250,000	$-	$-	$-	$-	$-	$62,656

Joseph Frontiere,	2022	$-	$-	$-	$-	$-	$-	$-	(1)
Former CEO

(1)	As discussed in Note 6 to the financial statements, the Company identified payments to Mr. Frontiere and 27 Health, LLC, an entity he directs, totaling $159,993 during the year ended December 31, 2022. Furthermore, payments totaling $46,000 were paid to consultants appearing to have affiliations with Mr. Frontiere during 2022. The actual nature and relationships are unclear. However, if Mr. Frontiere ultimately benefitted from these payments, these could potentially represent compensation of up to $205,993 in 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

As discussed in Item 11 and as further discussed in Note 6 to the financial statements, in 2023 and 2022, Mr. Vanamali received compensation of $250,000 and $312,656, made advances to and paid for expenses on behalf of the Company totaling $261,265 and $488,352, and received reimbursements of $261,265 and $488,352, all respectively.

The Company also made direct and indirect payments to Mr. Joseph Frontiere, the Company’s former CEO and current Director, and 27 Health, LLC, an entity he controls, totaling $159,993 during the year ended December 31, 2022. Furthermore, payments totaling $46,000 were paid to consultants appearing to have affiliations with Mr. Frontiere during 2022. The actual nature of these payments and Mr. Frontiere’s relationships to the recipients of the latter payments is unclear.

During the year ended December 31, 2022, the Company paid $10,000 to FCP Holdings, a Company affiliated with Mr. Shaheed Bailey.

The Company does not have any independent directors serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our former auditors, Hudgens CPA, PLLC, for the audits of our annual financial statements and interim reviews of the financial statements included in our Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2023 and 2022 totaled $103,531.

The aggregate fees incurred for professional services rendered by our current auditors, BF Borgers CPA PC, for the audits of our annual financial statements and interim reviews of the financial statements included in our Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements commenced during the year ended December 31, 2023 totaled $15,000.

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

